Form 10QSB
period 2001-06-30
UNIVERSAL ICE BLAST INC
filed 2001-08-21
CIK 1067530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
[X]  OF 1934

                 For the quarterly period ended June 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ______________ to _______________

                  Commission file number _______________________________________


                           Universal Ice Blast, Inc.
       (Exact name of small business issuer as specified in its charter)

                            Nevada                                             88-0360067
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

                        533 6/th/ Street South, Kirkland, WA 98033
                         (Address of principal executive offices)
                                      (425) 893-8424
                                (Issuer's telephone number)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,574,560

                           Universal Ice Blast, Inc.

                                  Form 10-QSB

                               Table of Contents

Part I.  Financial Statements............................................  1

         Notes to Consolidated Financial Statements......................  4

         Item 2.  Management's Discussion and Analysis...................  7

Part II. Other Information............................................... 12

         Signatures...................................................... 13

                           UNIVERSAL ICE BLAST, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                                                2001          December 31,
                                                                             (Unaudited)          2000
                                                                            -------------     ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                $      2,843     $     66,413
    Accounts receivable - trade                                                    30,789           39,465
    Accounts receivable - related parties                                          35,531           28,492
    Inventory                                                                      31,573           10,943
    Prepaid expenses and other                                                     14,446                -
                                                                             ------------     ------------
       Total current assets                                                       115,182          145,313
EQUIPMENT, net                                                                    190,432          211,941
OTHER ASSETS                                                                        9,377            7,225
                                                                             ------------     ------------
       Total assets                                                          $    314,991     $    364,479
                                                                             ============     ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                         $    182,866     $    113,916
    Accrued liabilities                                                            45,469           53,949
    Due to related parties                                                         15,608           15,658
    Advances from officers                                                         70,327          124,601
    Current portion of capital lease obligations and long-term debt                81,993           72,655
                                                                             ------------     ------------
       Total current liabilities                                                  396,263          380,779
                                                                             ------------     ------------
LONG-TERM LIABILITIES
    Capital lease obligations, net of current portion                              71,696          100,291
    Long-term debt, net of current portion                                        114,677           81,982
    Deferred gains from sale/leasebacks                                            35,261           41,627
    Deferred officers' compensation                                               164,705          116,262
                                                                             ------------     ------------
       Total liabilities                                                          386,339          340,162
                                                                             ------------     ------------
STOCKHOLDERS' DEFICIT
    Preferred stock                                                                     -                -
    Common stock                                                                   22,575           20,842
    Additional paid-in capital                                                  2,478,074        2,219,907
    Deferred stock-based compensation                                              (1,489)          (4,489)
    Accumulated deficit                                                        (2,966,771)      (2,592,722)
                                                                             ------------     ------------
       Total stockholders' deficit                                               (467,611)        (356,462)
                                                                             ------------     ------------

                                                                             $    314,991     $    364,479
                                                                             ============     ============

     The notes to the financial statements are an integral part of these financial statements.

                           UNIVERSAL ICE BLAST, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                               Three Months Ended               Six Months Ended
                                                          ----------------------------    ----------------------------
                                                            June 30,        June 30,        June 30,        June 30,
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
REVENUE
  Sales of machines and accessories                       $      7,130    $     62,028    $     10,313    $    127,694
  Service and rental income                                     55,656           3,250         121,120          39,851
                                                          ------------    ------------    ------------    ------------
                                                                62,786          65,278         131,433         167,545
                                                          ------------    ------------    ------------    ------------
COST OF REVENUE
  Machines and accessories                                       1,114          44,289           1,114          81,009
  Service and rental                                            19,441          34,071          55,160          51,059
                                                          ------------    ------------    ------------    ------------
                                                                20,555          78,360          56,274         132,068
                                                          ------------    ------------    ------------    ------------
GROSS PROFIT                                                    42,231         (13,082)         75,159          35,477
                                                          ------------    ------------    ------------    ------------
OPERATING EXPENSES
  General and administrative                                   182,793         140,127         307,724         277,507
  Research and development                                      49,757          41,572          95,931          72,419
  Selling and marketing                                         12,794          24,001          26,249          48,156
                                                          ------------    ------------    ------------    ------------
                                                               245,344         205,700         429,904         398,082
                                                          ------------    ------------    ------------    ------------
OPERATING LOSS                                                (203,113)       (218,782)       (354,745)       (362,605)
INTEREST EXPENSE                                                (9,551)         (9,772)        (19,304)        (20,358)
                                                          ------------    ------------    ------------    ------------
NET LOSS                                                  $   (212,664)   $   (228,554)   $   (374,049)   $   (382,963)
                                                          ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                          ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING USED IN
    BASIC AND DILUTED PER-SHARE CALCULATION                 22,250,949      19,679,204      21,761,393      18,756,696
                                                          ============    ============    ============    ============

     The notes to the financial statements are an integral part of these financial statements.

                           UNIVERSAL ICE BLAST, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                           2001            2000
                                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $ (374,049)     $ (382,963)
   Adjustments to reconcile net loss to net cash from operating activities
       Depreciation and amortization                                                        43,769          40,531
       Common stock issued for goods and services                                           11,250          43,425
       Amortization of deferred stock-based compensation                                     3,000          12,276
       Amortization of deferred gain on sale/leaseback transactions                         (6,366)         (6,365)
       Changes in operating assets and liabilities                                               -               -
            Accounts receivable - trade                                                      8,676         (35,733)
            Accounts receivable - related parties                                           (7,039)         11,055
            Inventory                                                                      (20,630)         32,977
            Prepaid expenses and other                                                     (16,598)         (2,040)
            Accounts payable                                                                68,950         (21,933)
            Accrued liabilities                                                             (8,480)          6,352
            Due to related parties                                                             (50)           (140)
            Deferred officers' compensation                                                 48,443          48,440
            Customer deposits                                                                    -         (30,000)
                                                                                        ----------      ----------
                Net cash (used) in operating activities                                   (249,124)       (284,118)
                                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                                                  (22,260)         (3,829)
                                                                                        ----------      ----------
               Net cash used in investing activities                                       (22,260)         (3,829)
                                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt borrowing                                                   49,500               -
   Payments on capital lease obligations                                                   (27,782)        (23,391)
   Payments on long-term debt                                                               (8,279)              -
   Proceeds from issuance of common stock                                                  248,649         384,951
   Advances from officers                                                                        -          35,706
   Payments on advances from officers                                                      (54,274)        (59,919)
   Payments of notes payable                                                                     -         (46,000)
                                                                                        ----------      ----------
               Net cash provided by financing activities                                   207,814         291,347
                                                                                        ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (63,570)          3,400
CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      66,413           3,161
                                                                                        ==========      ==========
   End of period                                                                        $    2,843      $    6,561
                                                                                        ==========      ==========

NON-CASH INVESTING AND FINANCING TRANSACTIONS
   Common stock issued in settlement of notes payable                                   $       -       $   42,000
                                                                                        ==========      ==========
CASH PAID FOR INTEREST                                                                  $   19,036      $   21,337
                                                                                        ==========      ==========

          The notes to the financial statements are an integral part of these financial statements.

                           UNIVERSAL ICE BLAST, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation of Unaudited Interim Financial Information

     The accompanying unaudited, condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 2000.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2001.

Note 2 - Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Going Concern

     The accompanying consolidated, interim financial statements and related notes have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred losses of $213,000 and $374,000 for the three-month and six-month periods ended March 31, and June 30, 2001 respectively. The ability of the Company to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing of working capital. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

Note 4 - Common Stock

     During the six months ended June 30, 2001 the Company issued 1,657,667 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $248,649 to 20 investors, all of who were accredited investors and/or existing shareholders of the Company. In addition, during the same period, under Section 4(2) of the Securities Act the Company issued 75,000 shares of common stock to one investor in settlement of an account payable having a fair market value of $11,250. All common shares issued above are restricted subject to Rule 144.

Note 5 - Segment Information

     The Company operates in one segment. At June 30, 2001 all identifiable assets were located within the United States. The company attributes sales to customers in individual foreign countries based on the location where the product was shipped. Net sales by geographic area for the six months ended June 30, were as follows:

                                                       2001       2000
                                                     --------   --------
     Net Sales
      United States...............................   $124,714   $ 66,727
      The Netherlands.............................         --     46,000
      Australia...................................         --     54,818
      Japan.......................................      6,719         --
                                                     --------   --------
                                                     $131,433   $167,545
                                                     ========   ========

Note 6 - Earnings (Loss) Per Share

     Basic earnings (loss) per common share is computed based upon net earnings
(loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for both periods reported and the inclusion of outstanding stock options would be anti-dilutive.

Note 7 - Inventory

     The Company values its raw materials and parts, work-in-progress and finished good inventories at the lower of cost or market, first-in first-out basis. At June 30, 2001 inventory in the amount of $31,573 consisted entirely of raw materials and parts.

Note 8 - Long-term Debt

     In May of 2001 the Company borrowed $49,500 from an unrelated entity. The debt is payable over five years at $1,173 per month including interest at 14.8%. The debt is secured by ice blast equipment and is not subject to prepayment.

Note 9 - Subsequent Events

     In July of 2001 the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station with commitments for an additional eight similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system. The Company expects to commence manufacture of the system in August, and pre-test it at the Company's Kirkland, Washington facility for at least 20 days prior to shipment and installation at Ford during the Christmas holiday. The Company has agreed to a maximum of 90 days for Ford's acceptance of the first system, although such acceptance is expected by management to come sooner. The Company expects that no revenue from Ford sales will be reported before the first quarter of 2002.

Note 10 - Management's Plans

     The planned expansion of the Company's business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over the next six to nine months by operating losses. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. As a consequence, the Company is currently seeking convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's immediate liquidity needs. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

Item 2.  Management's Discussion and Analysis

Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual events, and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as the impact of competition and pricing, changing market conditions, general economic conditions, and other risks as more fully disclosed as Risk Factors in the Company's Registration Statement on Form 10-SB. Forward-looking statements are identified by words such as "believe", "anticipate", "expect", "intend", "plan", "will", "may", "confident" and other similar expressions. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update such forward-looking statements. As a result, the reader is cautioned not to place undue reliance on any forward-looking statements contained herein.

Overview

          The Company reports its revenues as sales of machines and accessories and as services and rental income. Services and rental income includes primarily cleaning services and income from the renting of equipment to customers who have not yet purchased Company equipment or only have a limited use of such equipment. Typically, the Company performs services at customer locations and receives rental income for equipment use and fees for time incurred. The Company has experienced growth in the rental aspect of its business. As the cost of monthly rental is significantly less than the purchase price of a machine, rental "sales" have a much lower customer-pricing hurdle to overcome and accordingly are closed with a relatively higher frequency. Further, follow-on "sales" of rentals are similarly more common and provide the basis for expectation of future revenues from the same customers. The Company has customers in industries including precision cleaning (automotive deburring and cleaning applications), environmental cleaning (lead based paint or asbestos removal and abatement), and industrial cleaning (marine, aircraft, and general equipment cleaning), which are located in various locations throughout the United States (including New York, Ohio, Hawaii and Washington) and the World (including Canada, Holland, Japan and Australia).

     The Company reports its costs and expenses as cost of revenues, research and development, selling and marketing, and general and administrative. Research and development costs consist primarily of compensation and related costs of personnel engaged in product design and enhancements and patent related costs. Selling and marketing costs relate to product sales and promotion and costs associated with responding to requests for proposals, including on-site demonstrations. General and administrative costs are comprised primarily of compensation and related expenses, occupancy and professional legal and accounting fees.

Company History

     Since its inception in 1995, the Company has been primarily engaged in technology and market research for the Company's products on specific applications and to develop machines tailored for those applications. In addition to sales of machines and sales of cleaning services and machine rentals, the Company has also been involved with development and installation of cleaning stations in automotive and other factory assembly line applications, which require "precision cleaning" within defined tolerances and other quality assurance measures. In this regard, the Company has submitted proposals to two of the major US automotive manufacturers for factory cleaning systems, or stations, which, if accepted, could have a significant effect on the Company. The proposed systems, while centered on the Company's ice blast technology, also include other "assembly line" or "conveyor belt" components and housings, which the Company would expect to outsource. In July of 2001 the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The effect of this order and future commitments for additional precision cleaning systems is expected to have significant and pervasive impacts on the Company's results of operations and liquidity as amounts involved could be several times previous annual revenues. However, while projected to be profitable on a contract basis, the Company will require additional working capital at the beginning of the contract in order to meet scheduled deliveries.


Results of Operations

     The following discussion and analysis of operations for the six months ended June 30, 2001 and 2000 and the three months ended March 31, 2001 and 2000 is based on the Company's unaudited, internally prepared, consolidated interim financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of the Management, all adjustments necessary for fair representation have been included. Additionally, the following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes, included in the Company's Form 10-SB (Amendment 1) Registration Statement for the years ended December 31, 2000 and 1999.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

     During the three months ended June 30, 2001, revenues decreased by 3% to $63,000 as compared to the three months ended June 30, 2000. There was, however, a significant shift in the composition of such revenues. Second quarter 2001 sales of machines and accessories declined 89% to $7,000 from $62,000 during the comparable three month period of 2000, while service and rental income increased 1900% to $56,000 during the three months ended June 30, 2001 from $3,000 during the comparable period of 2000. The reason for the decline in machine and accessories is the result of no machine sales during the three months ended June 30, 200, whereas the Company recorded one machine sale during the comparable period of 2000. The increase in service and rental income is attributable to the Company's increased focus on the rental of its equipment.

     Gross profit increased to $42,000 during the three months ended June 30, 2001 as compared to ($13,000) during the comparable period of the prior year. As a percent of sales, gross profit increased to 67% during the three months ended June 30, 2001 as compared to a negative 20% during the comparable period of 2000. Gross profits from sales of machines and accessories declined to $6,000 during the first three months of 2001 from $18,000 during the three months ended June 30, 2000, due primarily to no machine sales during the three months ended June 30, 2001. Gross profits from services and rental income increased to $36,000 during the three months ended June 30, 2001 as compared to a loss of $31,000 for the comparable period of 2000. The principal reason for the increase in service and rental income is the result of the Company's focus on increasing rental income together with 2001 rental/lease contracts covering extended time frames which spreads out delivery, setup and training costs. Included in the cost of sales related to service and rental income is depreciation expense related to the ice blast equipment that generates such income as well as staff travel and related expenses. The loss on service and rental income reported during the three months ended June 30, 2000 is the result of minimal income reduced by $24,000 in depreciation expense plus $6,000 in travel and related expenses associated with demonstration projects that generated no immediate income.

     For the three months ended June 30, 2001, general and administrative expense increased 31% to $183,000 from $140,000 during the comparable period of 2000. The $43,000 increase is primarily the result of an increase in professional fees of $21,000 resulting from audit and SEC related expenses in connection with becoming a reporting company, a $29,000 increase in promotional expenses in an effort to create a greater awareness of the Company and its technology, a $5,000 increase in facility rent expense, and offset by a reduction in payroll related expenses of $12,000.

     Research and development expenses increased 19% to $50,000 during the three months ended June 30, 2001 as compared to $42,000 during the comparable period of 2000. The $8,000 increase in research and development expenses is primarily the result of costs associated with the design and prototype, precision cleaning system being developed for the Ford Motor Company. Ford related R&D totaled $22,000 during the quarter ended June 30, 2001. Additionally, R&D payroll related costs for the three months ended June 30, 2001 increased by $4,000. These increases were offset by a reduction of $4,000 in other engineering consultant costs, a reduction of $7,000 in experimental nozzles and a reduction of $6,000 in patent related costs. The Company expects to incur additional R&D costs in connection with the Ford project throughout the actual manufacturing process, which is scheduled for completion in late October of 2001. The actual amount of such costs, while expected to be significant, cannot be determined at this time. All costs of engineering consulting and prototype development related to the Ford project are being expensed as research and development costs.

     Selling and marketing expenses decreased $11,000 to $13,000 during the three months ended June 30, 2001 as compared to $24,000 for the comparable prior year period. The reduction in selling and marketing expenses is attributable to reduced travel and related costs as the Company's management focused more on development of the Ford project during the first six months of 2001 and less on developing machine sales to other market segments.

     Although gross profit increased $55,000 during the three months ended June 30, 2001 as compared to the comparable three months of the prior year, increased operating expenses of $41,000 resulted in a decreased operating loss of $14,000 during 2001 as compared to 2000. Management anticipates incurring additional future operating losses through the remainder of 2001.

     Interest expense remained relatively unchanged at $10,000 during the second quarter of 2001. However, as a result of the Company's working capital deficit of $283,000, interim financing necessary to manufacture the first Ford precision cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.


Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Revenues decreased $36,000, or 21%, during the six months ended June 30, 2001 as compared to the six months of the prior year. Sales of machines and accessories decreased 92% to $10,000 during the six months ended June 30, 2001 from $128,000 during the comparable period of 2000, and revenues from services and rental income increased 204% to $121,000 during the six months ended June 30, 2001 from $40,000 during the comparable period of 2000. The decline in machines and accessories revenue of $118,000 is the result of no machines being sold during the six months ended June 30, 2001, whereas the comparable period of 2000 included 2 machine sales. All 2001 revenue for the six months ended June 30, consisted of accessory sales ($4,000) and the amortization of deferred gain from previous sale and leaseback transactions ($6,000). The lack of machine sales during the first six months of 2001 is the result of management and staff being primarily focused on the design of a prototype, precision cleaning system for the Ford Motor Company as well as sales and marketing trips to the Netherlands and Japan in an effort to secure future machine sales. The increase of $81,000 in service and rental income during the six months ended June 30, 2001 over the comparable period of 2000 is primarily the result of the Company's continuing effort to promote and increase the rental and/or lease of its ice blast equipment. As part of rental and service income for the six months ended June 30, 2001, the Company recorded $15,000 of revenue in connection with engineering services for the conceptual design of a precision, ice blast cleaning system for the General Motors, Saginaw Metal Casting Operations Plant. Although the Company has not received any intention or commitment from GM to proceed with the manufacture of such a design, management is confident that a future order(s) will be forthcoming.

     During June of 2001, a senior engineer from Ford visited the Company's Kirkland, Washington facility to witness the prototype, precision cleaning machine being developed for Ford's Sharonville, Ohio transmission gear facility. As a result of the success of this visit, management was subsequently advised that a Ford purchase order for the first precision cleaning system to be installed in Ford's transmission gear facility, production line had been approved. In July of 2001 the Company received its first purchase order from Ford. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station with commitments for an additional eight more similar machines. Ford's commitments will be triggered automatically once Ford accepts the first system. The Company expects to commence manufacture of the system in August, and pre-test it at the Company's Kirkland, Washington facility for at least 20 days prior to shipment and installation at Ford during the Christmas holiday. The Company has agreed to a maximum of 90 days for Ford's acceptance of the first system, although acceptance is expected by management to come sooner. The Company anticipates that no revenue resulting from Ford sales will be reported until 2002. Each system has an approximate sales price of $225,000.

     Gross profit increased 112% to $75,000 during the six months ended June 30, 2001 as compared to $35,000 during the comparable period of the prior year. As a percent of sales, gross profit increased to 57% during the six months ended June 30, 2001 as compared to 21% during the comparable period of 2000. Gross profits from sales of machines and accessories declined to $9,000 during the first six months of 2001 from $47,000 during the six months ended June 30, 2000, due primarily to no machine sales during the six months ended June 30, 2001. Gross profits from services and rental income increased to $66,000 (54% of sales) during the six months ended June 30, 2001 as compared to a loss of $11,000 (29% of sales) for the comparable period of 2000. The principal reason for the increase in service and rental income is the result of two rental/lease contracts of extended duration during the six months ended June 30, 2001. These two contracts accounted for $67,000 or 55% of total service and rental income and required considerably less attention and expense than single month rentals, which comprised the majority of rental income during the six months ended June 30, 2000.

     During the six months ended June 30, 2001, general and administrative expenses increased 11% to $308,000 as compared to $278,000 during the comparable period of 2000. The $30,000 increase in cost was comprised of a $4,000 increase in payroll related expense, a $15,000 increase in professional fees as a resulting from audit and SEC related expenses in connection with becoming a reporting company, a $14,000 increase in public and shareholder relation expenses in an effort to create a greater awareness of ice blast technology and the Company, and a $5,000 increase in facility rent expense. These increases were offset by an overall reduction of $7,000 in general office expenses.

     Research and development expenses increased 32% to $96,000 during the six months ended June 30, 2001 as compared to $72,000 during the comparable period of 2000. The $24,000 increase in research and development expenses is primarily the result of costs associated with the design and prototype, precision cleaning system being developed for the Ford Motor Company. Ford R&D costs, new in 2001, totaled $22,000 during the first six months of 2001. Additionally, payroll related costs which aggregate $60,000 of total R&D costs increased by $4,000, other engineering consultant costs increased by $5,000, and these increases were offset by a reduction of $7,000 in experimental nozzles. The Company expects to incur additional R&D costs in connection with the Ford project throughout the actual manufacturing process. The actual amount of such costs, while expected to be significant, cannot be determined at this time. All costs of engineering consulting and prototype development related to the Ford project is being expensed as research and development costs.

     Selling and marketing expenses decreased $22,000 to $26,000 during the six months ended June 30, 2001 as compared to $48,000 for the comparable prior year period. The reduction in selling and marketing expenses is attributable to reduced travel and related costs as the Company's management focused more on development of the Ford project during the first six months of 2001 and less on developing machine sales to other market segments. With the receipt of its first purchase order from Ford, followed by subsequent orders for similar precision cleaning systems, management anticipates that it will be able to expend more time and resources on developing machine sales in other market segments. Additionally, and subsequent to the date of this filing, the Company's President, Mr. Sam Visaisouk, PhD., will be relocating to the Detroit, Michigan area in order to be closer to the automotive industry in an effort to further promote additional future sales of precision cleaning, ice blast equipment to the big three auto makers. Mr. Visaisouk's day-to-day duties at the Company's Kirkland, Washington facility will be assumed by the Company's CEO, Mr. Rory Clarke.

     While gross profit increased $40,000 during the six months ended June 30, 2001 as compared to the comparable six months of the prior year, increased operating expenses of $33,000 resulted in a decreased operating loss of $7,000 during 2001 as compared to 2000. Management anticipates incurring additional future operating losses through the remainder of 2001, but expects the Company to report a modest profit by the second quarter of 2002.

     Interest expense decreased by $1,000 to $19,000 during the six months ended June 30, 2001 due primarily to the continuing amortization of capital lease obligations and the elimination of its operating line of credit. However, as a result of the Company's working capital deficit of $281,000, interim financing necessary to manufacture the anticipated first Ford precision cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2001 the Company had cash and cash equivalents of $2,800. During the six months ended June 30, 2001 operating activities used cash of $249,000 resulting primarily from the net loss for the period of $374,000 and reduced by depreciation and amortization and by other changes in working capital accounts. Investing activities used cash of $22,000 for the purchase of additional computing equipment ($7,000) and 2 additional air compressors ($15,000) for use in its equipment rental activities. Financing activities provided cash of $208,000. Unregistered sales of the Company's common stock provided cash of $249,000 and proceeds from long-term debt borrowing provided cash of $49,000. Principal payments on capital lease obligations and secured debt used cash of $36,000 and repayment of advances from stockholders used cash of $54,000.

     As of June 30, 2001, the Company had a working capital deficit of $281,000. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. As a consequence, the Company is currently seeking convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's immediate liquidity needs. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company's business, operating results and financial condition as well as its ability to achieve sufficient cash flow to service debt requirements. Management is currently negotiating with various individuals and organizations in order to obtain the working capital necessary to meet current and future obligations and commitments.

                         PART II -- OTHER INFORMATION


Item 1.  Not applicable

Item 2.  See note 4 - Common Stock, in notes to financial statements

Item 3.  Not applicable

Item 4.  None

Item 5.  See Note 9 - Subsequent Events, in notes to financial statements

Item 6.  None

                                  Signatures

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Ernie Dantini Jr. CPA, CFO
                                        --------------------------------------
                                                     (Registrant)

Date          8/21/01                       /s/ Ernie Dantini Jr. CPA, CFO
     -----------------------------      --------------------------------------
                                                     (Signature)*

Date
     -----------------------------      --------------------------------------
                                                     (Signature)*

--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.