Form 10QSB/A
period 2001-06-30
UNIVERSAL ICE BLAST INC
filed 2001-10-09
CIK 1067530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               AMENDMENT NO. 1

                                    to the

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

     During June of 2001, a senior engineer from Ford visited the Company's Kirkland, Washington facility to witness the prototype, precision cleaning machine being developed for Ford's Sharonville, Ohio transmission gear facility. As a result of the success of this visit, management was subsequently advised that a Ford purchase order for the first precision cleaning system to be installed in Ford's transmission gear facility, production line had been approved. In July of 2001 the Company received its first purchase order from Ford. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station with commitments for an additional eight similar machines. Ford's commitments will be triggered automatically once Ford accepts the first system. The Company expects to commence manufacture of the system in August, and pre-test it at the Company's Kirkland, Washington facility for at least 20 days prior to shipment and installation at Ford during the Christmas holiday. The Company has agreed to a maximum of 90 days for Ford's acceptance of the first system, although acceptance is expected by management to come sooner. The Company anticipates that no revenue resulting from Ford sales will be reported until 2002. Each system has an approximate sales price of $225,000 and the initial system order additionally provides $55,000 for engineering design.

     The success of achieving approval from Ford will have both a short and long term impact on the company. In the short term an additional burden will be placed on both the Company's liquidity and Engineering staff. The estimated additional working capital required for the initial order is estimated to be approximately $350,000 which includes materials, consulting design engineers, non-cash allocations and direct labor. The company does not expect to achieve its projected margins on the first 3 ice blast systems because of the initial design costs associated with the project. However, Management fully expects that future systems will provide the Company with margins that will secure the profitability of the company in the long term.


     The successful implementation of the first installation is expected to give rise to additional orders from Ford. The company is extremely confident that this first machine will stand up to the rigors of the production line at the Ford factory. The Company has been given to understand that its blast technology will become a new standard by which Ford clean gears used in transmissions.


     Because of this project the company has been requested to test and develop other cleaning and deburring applications within Ford.


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

     As of June 30, 2001, the Company had a working capital deficit of $281,000. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. Additionally, the Company has incurred net losses since inception, including net losses of $723,000, $761,000 and $374,000 during 2000, 1999 and the six months ended June 30, 2001 respectively, and anticipates reporting net losses in the future, at least through 2001. The Company has historically funded its operations and business development primarily through the sale of unregistered shares of its Common Stock. However, the Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key individuals, successful development and marketing of its products and services, competition from alternative products and services and larger companies with greater financial and other resources, and raising of sufficient funds to further develop the Company's products, markets and business. While the Company has raised sufficient working capital in the past, market conditions are ever changing, and there can be no assurance that the Company will be able to obtain additional financing.


     Consequently, the Company is currently seeking convertible debt and/or additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least $500,000, to fund the Company's immediate liquidity needs including the initial Ford project. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. However, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company's business, operating results and financial condition as well as its ability to service debt requirements.


     As disclosed in Note 3 to the unaudited consolidated financial statements for the six months ended June 30, 2001, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Date        October 9, 2001                 /s/ Ernie Dantini Jr. CPA, CFO
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