Form 10QSB
period 2001-09-30
UNIVERSAL ICE BLAST INC
filed 2001-11-13
CIK 1067530

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   [X] OF 1934

                For the quarterly period ended September 30, 2001

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ______________ to _______________
         Commission file number _______________________________________

                            Universal Ice Blast, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                  88-0360067
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                    533 6th Street South, Kirkland, WA 98033
                    (Address of principal executive offices)

                                 (425) 893-8424
                           (Issuer's telephone number)

            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,220,195 at October 29, 2001.

                            Universal Ice Blast, Inc.
                                   Form 10-QSB

                                Table of Contents

Part I.  Item 1. Consolidated Financial Statements (Unaudited)..............  1

         Notes to Consolidated Financial Statements.........................  4

         Item 2.  Management's Discussion and Analysis......................  9

Part II. Other Information.................................................. 15

         Signature Page..................................................... 16

                             UNIVERSAL ICE BLAST, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                     Sept. 30, 2001  December 31,
                                                                      (Unaudited)       2000
                                                                      -----------    -----------
                                ASSETS
                                ------
CURRENT ASSETS
    Cash and cash equivalents                                         $     3,899    $    66,413
    Accounts receivable - trade                                            11,376         39,465
    Accounts receivable - related parties                                    --           28,492
    Inventory                                                              34,842         10,943
    Prepaid expenses and other                                              8,173           --
    Advances to officers                                                   21,185           --
    Interest receivable from shareholders                                   1,508           --
                                                                      -----------    -----------
       Total current assets                                                80,983        145,313
EQUIPMENT, net                                                            214,334        211,941
OTHER ASSETS                                                                9,377          7,225
                                                                      -----------    -----------
       Total assets                                                   $   304,694    $   364,479
                                                                      ===========    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                  $   192,535    $   113,916
    Accrued liabilities                                                    47,880         53,949
    Due to related parties                                                   --           15,658
    Advances from officers                                                 60,411        124,601
    Current portion of capital lease obligations and long-term debt        90,020         72,655
                                                                      -----------    -----------
       Total current liabilities                                          390,846        380,779
                                                                      -----------    -----------
LONG-TERM LIABILITIES
    Capital lease obligations, net of current portion                      75,125        101,755
    Long-term debt, net of current portion                                108,292         80,518
    Deferred gains from sale/leasebacks                                    32,078         41,627
    Deferred officers' compensation                                       188,926        116,262
                                                                      -----------    -----------
       Total long-term liabilities                                        404,421        340,162
                                                                      -----------    -----------
STOCKHOLDERS' DEFICIT
    Preferred stock                                                          --             --
    Common stock                                                           24,897         20,842
    Additional paid-in capital                                          2,824,072      2,219,907
    Shareholder notes receivable                                         (141,550)          --
    Deferred stock-based compensation                                        --           (4,489)
    Accumulated deficit                                                (3,197,992)    (2,592,722)
                                                                      -----------    -----------
       Total stockholders' deficit                                       (490,573)      (356,462)
                                                                      -----------    -----------
                                                                      $   304,694    $   364,479
                                                                      ===========    ===========

                    The notes to the financial statements are
                an integral part of these financial statements.

                            UNIVERSAL ICE BLAST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended         Nine Months Ended
                                                         ------------------------    ------------------------
                                                           Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                                                             2001          2000         2001         2000
                                                         ------------------------    ------------------------
REVENUE
  Sales of machines and accessories                       $   42,073   $   14,349    $   52,386    $  142,043
  Service and rental income                                   44,560       54,023       165,680        93,874
                                                          ----------   ----------    ----------    ----------
                                                              86,633       68,372       218,066       235,917
                                                          ----------   ----------    ----------    ----------
COST OF REVENUE
  Machines and accessories                                    21,695       14,888        22,809        95,897
  Service and rental                                          47,018       41,542       102,178        92,601
                                                          ----------   ----------    ----------    ----------
                                                              68,713       56,430       124,987       188,498
                                                          ----------   ----------    ----------    ----------
GROSS PROFIT                                                  17,920       11,942        93,079        47,419
                                                          ----------   ----------    ----------    ----------
OPERATING EXPENSES
  General and administrative                                 136,879      141,973       444,603       419,480
  Research and development                                    91,036       45,283       186,967       117,702
  Selling and marketing                                        8,056       11,705        34,305        59,861
                                                          ----------   ----------    ----------    ----------
                                                             235,971      198,961       665,875       597,043
                                                          ----------   ----------    ----------    ----------
OPERATING LOSS                                              (218,051)    (187,019)     (572,796)     (549,624)
INTEREST INCOME                                                1,734           -          1,734            -
INTEREST EXPENSE                                             (14,903)      (8,958)      (34,208)      (29,316)
                                                          ----------   ----------    ----------    ----------
NET LOSS                                                  $ (231,220)  $ (195,977)   $ (605,270)   $ (578,940)
                                                          ==========   ==========    ==========    ==========
BASIC AND DILUTED NET LOSS PER SHARE                          $(0.01)      $(0.01)   $    (0.03)   $    (0.03)
                                                          ==========   ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING USED IN
    BASIC AND DILUTED PER-SHARE CALCULATION               24,019,684   20,215,851    22,514,157    19,243,081
                                                          ==========   ==========    ==========    ==========

           The notes to the financial statements are an integral part of these financial statements.

                            UNIVERSAL ICE BLAST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                               2001         2000
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(605,270)   $(578,940)
  Adjustments to reconcile net loss to net cash from operating activities
    Depreciation and amortization                                              68,694       61,796
    Common stock issued for goods and services                                 23,370       44,925
    Amortization of deferred stock-based compensation                           4,489       18,413
    Amortization of deferred gain on sale/leaseback transactions               (9,549)      (9,548)
    Changes in operating assets and liabilities
      Accounts receivable - trade                                              28,089      (32,695)
      Accounts receivable - related parties                                    (7,039)      13,822
      Inventory                                                               (23,899)      10,009
      Prepaid expenses and other                                              (10,325)      (1,429)
      Interest receivable from shareholders                                    (1,508)        --
      Accounts payable                                                         78,619       68,996
      Accrued liabilities                                                      (6,069)      11,444
      Due to related parties                                                      (50)       1,609
      Deferred officers' compensation                                          72,664       72,660
      Customer deposits                                                          --        (30,000)
                                                                            ---------    ---------
        Net cash used in operating activities                                (387,784)    (348,938)
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                                      (22,565)      (4,372)
                                                                            ---------    ---------
        Net cash used in investing activities                                 (22,565)      (4,372)
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt borrowing                                       49,500         --
  Payments on capital lease obligations                                       (45,801)     (38,919)
  Payments on long-term debt                                                  (13,789)        --
  Proceeds from issuance of common stock                                      443,300      415,801
  Advances from officers                                                       13,950       96,006
  Payments on advances from officers                                          (99,325)     (68,855)
  Payments of notes payable                                                      --        (51,000)
                                                                            ---------    ---------
        Net cash provided by financing activities                             347,835      353,033
                                                                            ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (62,514)        (277)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                          66,413        3,161
                                                                            ---------    ---------
  End of period                                                             $   3,899    $   2,884
                                                                            =========    =========
NON-CASH INVESTING AND FINANCING TRANSACTIONS
  Full recourse notes issued to officer and employees upon
   exercise of vested stock options                                         $ 141,550    $    --
                                                                            =========    =========
  Acquisition of equipment from related party in exchange for  assumption
   of capital lease obligation and settlement of indebtedness               $  48,522    $    --
                                                                            =========    =========
  Common stock issued in settlement of notes payable                        $    --      $  42,000
                                                                            =========    =========
CASH PAID FOR INTEREST                                                      $  30,603    $  32,005
                                                                            =========    =========

                    The notes to the financial statements are
                an integral part of these financial statements.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation of Unaudited Interim Financial Information

     The accompanying unaudited, condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the year ended December 31, 2000, included in the Company's Registration Statement on Form 10-SB as amended.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the fiscal 2001 interim periods may not be representative of operating results to be expected for the entire fiscal year.

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

Note 3 - Going Concern

     The accompanying consolidated, interim financial statements and related notes have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. However, our independent auditors in their report accompanying our audited consolidated financial statements for 2000 stated that we have a working capital deficit and have suffered recurring losses from operations which raise substantial doubt about our ability to continue as a going concern. Since its inception in 1995, the Company has accumulated losses aggregating $3,197,992 including a loss of $605,270 for the nine-month period ended September 30, 2001. The ability of the Company to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing of working capital. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing and ultimately achieve positive cash flow, management will be required to sharply curtail the Company's operating expenses. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Earnings (Loss) Per Share

     Basic earnings (loss) per common share is computed based upon net earnings
(loss) divided by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based upon net earnings (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The basic and diluted earnings (loss) per common share are the same since the Company had a net loss for all periods reported and the inclusion of outstanding stock options would be anti-dilutive.

Note 5 - Inventory

     The Company values its raw materials and parts, work-in-progress and finished good inventories at the lower of cost or market, first-in first-out basis. At September 30, 2001 inventory consisted of $13,956 in raw materials and parts and $20,886 of work-in-progress.

Note 6 - Common Stock

     During the nine months ended September 30, 2001 the Company issued 2,950,002 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $442,350 to 32 investors, all of who were accredited investors and/or existing shareholders of the Company. During the same period, under Section 4(2) of the Securities Act the Company issued 155,800 shares of common stock to 2 investors for goods and services having a fair market value of $23,370. Also during the third quarter, the Company issued 950,000 shares of common stock, in exchange for $950 in cash and $141,550 of full recourse notes receivable, to an Officer and other Employees of the Company upon exercise of fully vested stock options. All common shares issued above are restricted subject to Rule 144.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Stock Option Plan

     The Company has a stock option plan under which employees, consultants and others may be awarded incentive or non-statutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2000 options outstanding, all of which were non-statutory, totaled 2,897,709. In the quarter ended September 30, 2001, Messer's Clarke and Visaisouk forfeited 2,000,000 and surrendered 400,000 fully vested stock options having exercise prices of $0.001 and $0.35 respectively (see Note 13). Also during the third quarter of 2001, Employees of the Company surrendered 125,000 and 100,000 fully vested stock options having exercise prices of $0.15 and $0.35 respectively in exchange for new fully vested options having an exercise price of $0.15.

Additionally, during the quarter ended September 30, 2001, the Company authorized and granted an additional 725,000 stock options to an Officer and other Employees. All 950,000 options granted were concurrently exercised on the date of the grant (see Note 6). Also during the third quarter of 2001 the Company granted 90,000 fully vested, stock options to three existing shareholders as incentives for additional stock purchases. Issuance of all such options were non-statutory in nature, issued at the market price of the stock on the date of the grant (which ranged from $0.15 to $0.25), and had terms ranging from 2 - 5 years. As of September 30, 2001 outstanding stock options totaled 362,709.

Note 8 - Shareholder Notes Receivable

The Board of Directors has approved and the Company has made loans to an Officer and Employees to assist them in purchasing the Company's common stock through exercise of fully vested, non-qualified stock options. These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's common stock subscribed to and acquired pursuant to exercise of the options. In connection with these notes, the Company has retained as collateral, a security interest in 950,000 of common stock issued. The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31.

The Shareholder notes receivable of $141,550 are reflected on the accompanying consolidated balance sheet as a reduction in stockholders' equity.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Related Party Transactions

     In July of 2001, the Company acquired an MX90 ice blast machine from a related party, Ice Blast Service Company (IBSC), in exchange for the assumption of a capital lease in the amount of $28,599 and by deemed settlements of a $35,531 receivable from IBSC and a $15,608 payable to Ice Blast West, Inc.
(IBW). The purchase price was below what an unrelated third party would have been charged.

Note 10 - Segment Information

The Company operates in one segment. At September 30, 2001 all identifiable assets were located within the United States. The company attributes sales to customers in individual foreign countries based on the location where the product was shipped. Net sales by geographic area for the nine months ended September 30, were as follows:

                                    2001           2000
                                  --------       --------
            Net Sales
              United States.....  $205,825       $130,604
              The Netherlands...       --          46,000
              Australia.........     5,521         54,818
              Japan.............     6,719          4,495
                                  --------       --------
                                  $218,065       $235,917
                                  ========       ========

Note 11 - Contract with the Ford Motor Company

     In July of 2001 the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station for a price of $227,000 with commitments for an additional eight similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system, which is required within 90 days of installation. The Company commenced manufacture of the system in August, and will pre-test it at the Company's Kirkland, Washington facility for at least 20 days prior to shipment and installation at Ford during late December 2001. The Company expects that no revenue from the Ford system will be reported before the first quarter of 2002 with the exception of $54,700 of engineering design fees, that are in addition to the price of the system and which have been billed in October 2001.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12 - Management's Plans

     The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over the next three to six months by operating losses. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. As a consequence, the Company is continuing to seek convertible debt and/or equity financing as well as the placement of a credit facility to fund the Company's immediate liquidity needs. During the quarter ended September 30, 2001, the Company raised working capital of $194,650 and has subsequently raised an additional $84,500 through the sale of its common stock to accredited investors. Additionally, in October the Company borrowed $49,500 on a five-year note secured by equipment. Management is currently negotiating with various individuals and organizations in order to obtain the working capital necessary to meet existing and future obligations and commitments, however there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

Note 13 - Subsequent Events

During October of 2001, the Company issued a total 6,900,000 shares of its common stock, at $0.15 per share, equally to Messer's Clarke and Visaisouk both of whom are Officers and Directors, as well as accredited investors, in exchange for $6,900 in cash and $1,028,100 of full recourse notes receivable. The shareholder notes will be reflected in the consolidated balance sheet at year-end as a reduction in stockholders' equity. The amount of compensation, if any, has not yet been determined and is subject to future analysis, giving consideration to different restrictions regarding affiliates (Officers) as compared to other shareholders, imperfect trading of the Company's common stock while on the Pink Sheets, and various other factors. Any compensation so determined will be reported in the fourth quarter of the year ending 2001.

Item 2.  Management's Discussion and Analysis

Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is further subject to certain risks and uncertainties, such as the impact of competition and pricing, changing market conditions, general economic conditions, and other risks as more fully disclosed as Risk Factors in the Company's Registration Statement on Form 10-SB as amended. Forward-looking statements are identified by words such as "believe", "anticipate", "expect", "intend", "plan", "will", "may", "confident" and other similar expressions. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update such forward-looking statements. As a result, the reader is cautioned not to place undue reliance on any forward-looking statements contained herein.

Overview

     The Company reports its revenues as sales of machines and accessories and as services and rental income. Services and rental income includes primarily engineering services and income from the renting of equipment to customers who have not yet purchased Company equipment or only have a limited use of such equipment. Typically, the Company performs setup and training services at customer locations and receives rental income for equipment use and fees for time incurred. The Company has experienced growth in the rental aspect of its business. As the cost of monthly rental is significantly less than the purchase price of a machine, rental "sales" have a much lower customer-pricing hurdle to overcome and accordingly are closed with a relatively higher frequency. Further, follow-on "sales" of rentals are similarly more common and provide the basis for expectation of future revenues from the same customers. The Company has customers in industries including precision cleaning (automotive deburring and cleaning applications), environmental cleaning (lead based paint or asbestos removal and abatement), and industrial cleaning (marine, aircraft, and general equipment cleaning), which are located in various locations throughout the United States (including New York, Ohio, Hawaii and Washington) and the World (including Canada, Holland, Japan and Australia).

     The Company reports its costs and expenses as cost of revenues, research and development, selling and marketing, and general and administrative. Research and development costs consist primarily of compensation and related costs of personnel and consultants engaged in product design and enhancements and patent related costs. Selling and marketing costs relate to product sales and promotion and costs associated with responding to requests for proposals, including on-site demonstrations. General and administrative costs are comprised primarily of compensation and related expenses, occupancy and professional legal and accounting fees.

Company History

     Since its inception in 1995, the Company has been primarily engaged in technology and market research for the Company's products on specific applications and development of machines tailored for those applications. In addition to sales of machines and sales of cleaning services and machine rentals, the Company has also been involved with development and installation of cleaning stations in automotive and other factory assembly line applications, which require "precision cleaning" within defined tolerances and other quality assurance measures. In this regard, the Company has submitted several proposals to two of the major US automotive manufacturers for factory cleaning systems, or stations. The proposed systems, while centered on the Company's ice blast technology, also include other "assembly line" or "conveyor belt" components and housings, which the Company will outsource.

     In July of 2001 the Company received its first purchase order from Ford Motor Company and has been advised that upon successful implementation and acceptance of the first system, orders for eight additional systems from Ford can be expected. The Company is extremely confident that this first machine will stand up to the rigors of the production line at the Ford factory. Further, the Company has been given to understand that its blast technology will become a new standard by which Ford cleans gears used in transmissions.

     The Company has commenced manufacture of the system and expects to begin pre-testing it in late November prior to shipment and installation at Ford in late December 2001. With the exception of $55,000 for engineering design, billed in October of 2001, the Company anticipates that no revenue resulting from the system itself will be reported until the first quarter of 2002. Each system has an approximate sales price of $227,000.

     The success of achieving approval from Ford has had both a short and long term impact on the Company. In the short term an additional burden has been placed on both the Company's liquidity and Engineering staff. The estimated additional cash required for the initial order is approximately $350,000 which includes materials, consulting design engineers, and direct labor. Through the end of the third quarter expenditures related to the Ford system totaled $107,000 and outstanding non-invoiced purchase orders totaled $119,000. Of these amounts, $95,000 is related to R&D with the balance related to the physical system. The Company does not expect to achieve its projected margins on the first 3 ice blast systems because of the initial design costs associated with the project. However, Management fully expects that future systems will provide the Company with margins that will secure the profitability of the Company in the long term.

     The Company has also recently submitted a proposal for the rental of four ice blast machines to be used for asbestos abatement of a 1.5 million square foot building. The project is expected to take five months and if the proposal is accepted will generate $136,000 of rental income.

Results of Operations

     The following discussion and analysis of operations for the nine months ended September 30, 2001 and 2000 and the three months ended September 31, 2001 and 2000 is based on the Company's unaudited, internally prepared, consolidated and condensed interim financial statements. In the opinion of the Management, all adjustments necessary for fair representation have been included. Additionally, the following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and related notes, included in the Company's Form 10-SB Registration Statement, as amended, for the years ended December 31, 2000 and 1999.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     During the three months ended September 30, 2001, revenues increased by 28% to $87,000 as compared to the three months ended September 30, 2000. Third quarter 2001 sales of machines and accessories increased 200% to $42,000 from $14,000 during the comparable three month period of 2000, while service and rental income decreased 17% to $45,000 during the three months ended September 30, 2001 from $54,000 during the comparable period of 2000. The reason for the increase in machine and accessories is primarily the result of the sale of an older model A-210 machine during the three months ended September 30, 2001, whereas the Company recorded no machine sales during the comparable period of 2000. The decrease in service and rental income is attributable to two large service jobs performed during 2000 as well as the Company's focus on design and construction of the Ford system during 2001at the expense of potential rental opportunities.

     Gross profit increased to $18,000 during the three months ended September 30, 2001 as compared to $12,000 during the comparable period of the prior year. As a percent of sales, gross profit increased to 21% during the three months ended September 30, 2001 as compared to 18% during the comparable period of 2000. Gross profits from sales of machines and accessories increased to $20,000 during the first three months of 2001 from a negative $1,000 during the three months ended September 30, 2000, due primarily to no machine sales during the three months ended September 30, 2000. Gross profits from services and rental income resulted in a loss of $2,000 during the three months ended September 30, 2001 as compared to a profit of $12,000 for the comparable period of 2000. The $14,000 decrease in service and rental gross profit is the result of a combination of a reduction of revenue as explained above accompanied by increased depreciation and labor during the third quarter of 2001.

     For the three months ended September 30, 2001, general and administrative expense decreased 4% to $137,000 from $142,000 during the comparable period of 2000. The $5,000 decrease is primarily the result of a $14,000 decrease in professional fees offset by an increase of $5,000 in payroll related expenses and an increase of $4,000 in general office expenses.

     Research and development expenses increased 102% to $91,000 during the three months ended September 30, 2001 as compared to $45,000 during the comparable period of 2000. The $46,000 increase in research and development expenses is the result of increases of $21,000 in patent related costs and $32,000 in engineering consulting costs. These increases were offset by reductions of $3,000 in experimental parts and $4,000 in labor expenses. Of the total, Ford related R&D totaled $59,000 during the quarter ended September 30, 2001. The Company expects to incur additional R&D costs in connection with the Ford project throughout the manufacturing process, as new engineering and operational issues arise. The actual amount of such costs, while expected to be significant, cannot be determined at this time. All costs of engineering consulting and prototype development related to the Ford project are being expensed as research and development costs.

     Selling and marketing expenses decreased $4,000 to $8,000 during the three months ended September 30, 2001 as compared to $12,000 for the comparable prior year period. The reduction in selling and marketing expenses is attributable to reduced travel and related costs as the Company's management focused more on development of the Ford project during 2001 and less on developing machine sales to other market segments.

     Although gross profit increased $6,000 during the three months ended September 30, 2001 as compared to the comparable three months of the prior year, increased operating expenses of $37,000, largely related to the Ford project, resulted in a increased operating loss of $31,000 during 2001 as compared to 2000. Management anticipates incurring additional future operating losses through the remainder of 2001.

     During the quarter ended September 30, 2001, the Company recorded interest income in the amount of $1,700 in connection with Shareholder notes receivable in the aggregate amount of $141,550 and Advances to officers in the amount of $21,000. The Shareholder notes receivable resulted from the Company's issuance of common stock to an Officer and Employees as fully described in Notes 6, 7, and 8 of the accompanying unaudited financial statements. The Company reported no interest income during 2000.

     Interest expense increased by 67% to $15,000 during the three months ended September 30, 2001 as compared to $9,000 for the comparable three months of the prior year. This increase is the result of interest on new long-term debt which the company incurred in late 2000 and early 2001. As a result of the Company's working capital deficit of $292,000, interim financing necessary to complete the manufacture of the first Ford precision cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Revenues decreased $18,000, or 8%, during the nine months ended September 30, 2001 as compared to the nine months of the prior year. Sales of machines and accessories decreased 63% to $52,000 during the nine months ended September 30, 2001 from $142,000 during the comparable period of 2000, and revenues from services and rental income increased 77% to $166,000 during the nine months ended September 30, 2001 from $94,000 during the comparable period of 2000. The decline in machines and accessories revenue of $90,000 is the result of one discounted older model machine being sold during the nine months ended September 30, 2001, whereas the comparable period of 2000 included 2 full price new machine sales. The increase of $72,000 in service and rental income during the nine months ended September 30, 2001 over the comparable period of 2000 is primarily the result of the Company's continuing effort to promote and increase the rental and/or lease of its ice blast equipment. As part of rental and service income for the nine months ended September 30, 2001, the Company recorded $15,000 of revenue in connection with engineering services for the conceptual design of a precision, ice blast cleaning system for the General Motors, Saginaw Metal Casting Operations Plant. Management remains confident that a future order(s) will be forthcoming.

     Gross profit increased 98% to $93,000 during the nine months ended September 30, 2001 as compared to $47,000 during the comparable period of the prior year. As a percent of sales, gross profit increased to 43% during the nine months ended September 30, 2001 as compared to 20% during the comparable period of 2000. Gross profits from sales of machines and accessories declined to $29,000 during the first nine months of 2001 from $46,000 during the nine months ended September 30, 2000, due primarily to fewer machine sales during the nine months ended September 30, 2001. Gross profits from services and rental income increased to $64,000 (39% of sales) during the nine months ended September 30, 2001 as compared to $1,000 (1% of sales) for the comparable period of 2000. The principal reason for the increase in service and rental income is the result of two rental/lease contracts of extended duration during the nine months ended September 30, 2001. These two contracts accounted for $71,000 or 43% of total service and rental income and required considerably less attention and expense than single month rentals, which comprised the majority of rental income during the nine months ended September 30, 2000. Additionally, the Company provided engineering services to General Motors that resulted in revenue of $15,000 during the nine months ended September 30, 2001, and no engineering services were billed during the comparable period of 2000. During October of 2001, the Company invoiced $55,000 to Ford for engineering design services related to the precision cleaning system being manufactured. The $55,000 of revenue will be recognized in the fourth quarter of 2001.

     During the nine months ended September 30, 2001, general and administrative expenses increased 6% to $445,000 as compared to $419,000 during the comparable period of 2000. The $26,000 increase in cost was comprised of a $16,000 increase in payroll related expense, a $4,000 increase in professional fees, and a $17,000 increase in public and shareholder relations expenses. These increases were offset by a reduction of $11,000 in various general office expenses.

     Research and development expenses increased 58% to $187,000 during the nine months ended September 30, 2001 as compared to $118,000 during the comparable period of 2000. The $69,000 increase in research and development expenses is primarily the result of costs associated with the design and prototype, precision cleaning system being developed for Ford. R&D costs related to the Ford project totaled $81,000 during the first nine months of 2001. Of that total, $49,000 was for consulting engineering, $23,000 was for labor and the $9,000 balance was for experimental parts and related supplies. In addition to increases related to the Ford project during the first three quarters of 2001, the Company also incurred an increase of $21,000 in expenses associated with filing and perfecting new patents. The Company expects to incur additional R&D costs in connection with the Ford project throughout the actual manufacturing process. The actual amount of such costs, while expected to be significant, cannot be determined at this time. All costs of engineering consulting and prototype development related to the Ford project is being expensed as research and development costs.

     In connection with the planned increase in business activity and to reduce future expenses of consulting engineers, the Company recently hired Mr. Mark Maier P.E. as Senior Engineering Manager. Mr. Maier brings over twenty years of diversified machine design experience, covering mobile equipment and specialized automated machines to the Company and will be responsible for all the engineering functions of UIBI, as well as the ongoing program to expand, establish and protect the company's current technology with future patents.

     Selling and marketing expenses decreased $26,000 to $34,000 during the nine months ended September 30, 2001 as compared to $60,000 for the comparable prior year period. The reduction in selling and marketing expenses is attributable to reduced travel and related costs as the Company's management focused more on development of the Ford project during the first nine months of 2001 and less on developing machine sales to other market segments. With the receipt of its first purchase order from Ford, followed by subsequent orders for similar precision cleaning systems, management anticipates that it will be able to expend more time and resources on developing machine sales in other market segments. The Company previously reported that the Company's President, Mr. Sam Visaisouk, Ph.D., would be relocating to Detroit, Michigan. This is no longer the case and Mr. Visaisouk will continue his duties from the home office, making numerous business trips to the Detroit area to further promote the Company's ice blast technology throughout the U.S. automotive industry. As the result of Mr. Visaisouk's most recent trip to the Ford transmission plant in Sharonville, Ohio, the Company has been asked by Ford to submit a proposal for deburring transmission cases using ice blast technology.

     While gross profit increased $46,000 during the nine months ended September 30, 2001 as compared to the comparable nine months of the prior year, increased operating expenses of $69,000 resulted in an increased operating loss of $23,000 during 2001 as compared to 2000. Management anticipates incurring additional future operating losses through the remainder of 2001.

     During the quarter ended September 30, 2001, the Board of Directors authorized the Company to make loans to an Officer and employees in order to assist them in exercising non-qualified stock options as more fully described in
Note 8 to the accompanying unaudited financial statements. In connection with these loans, the Company has accrued interest income of $1,500 during the third quarter of 2001. Quarterly interest on the notes is $2,300 and must be paid by the borrowers annually on December 31.

     Interest expense increased by $5,000 to $34,000 during the nine months ended September 30, 2001 due primarily to increased long- term debt incurred in late 2000 and early 2001. As a result of the Company's working capital deficit of $292,000, interim financing necessary to complete the manufacture of the first Ford precision cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

     The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of such deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

     As of September 30, 2001, the Company had a working capital deficit of $310,000. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. Additionally, the Company has incurred net losses since inception, including net losses of $723,000, $761,000 and $605,000 during 2000, 1999 and the nine months ended September 30, 2001 respectively, and anticipates reporting net losses in the future, at least through 2001. The Company has historically funded its operations and business development primarily through the sale of unregistered shares of its Common Stock. However, the Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key individuals, successful development and marketing of its products and services, competition from alternative products and services and larger companies with greater financial and other resources, and raising of sufficient funds to further develop the Company's products, markets and business. While the Company has raised sufficient working capital in the past, market conditions are ever changing, and there can be no assurance that the Company will be able to obtain additional financing.

     Consequently, the Company continues to seek convertible debt and/or additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least $500,000, to fund the Company's immediate liquidity needs including the initial Ford project. During the quarter ended September 30, 2001, the Company raised working capital of $195,000 and in October has subsequently raised an additional $85,000 through the sale of its common stock to accredited investors. Additionally, in October the Company borrowed $49,500 on a five-year note secured by equipment.

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

     As disclosed in Note 3 to the unaudited consolidated financial statements for the nine months ended September 30, 2001, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

                          PART II -- OTHER INFORMATION

Item 1.  Not applicable

Item 2.  See Note 6 - Common Stock, in notes to financial statements
         See Note 7 - Stock Option Plan, in notes to financial statements See Note 8 - Shareholder Notes Receivable, in notes to financial statements
         See Note 13 - Subsequent Events

Item 3.  Not applicable

Item 4.  None

Item 5. See Note 11 - Contract with the Ford Motor Company, in notes to financial Statements
         See Note 13 - Subsequent Events

Item 6.  None

                                   Signatures

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Ernie Dantini Jr. CPA, CFO
                                        ----------------------------------------
                                                      (Registrant)

Date  November 12, 2001                     /s/ Ernie Dantini Jr. CPA, CFO
     -----------------------------      ----------------------------------------
                                                      (Signature)*

Date
     -----------------------------      ----------------------------------------
                                                      (Signature)*

--------------------------------------------------------------------------------

* Print the name and title of each signing officer under his signatures.