Form 10KSB
period 2001-12-31
UNIVERSAL ICE BLAST INC
filed 2002-05-15
CIK 1067530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934
                 For  the  fiscal  year  ended  December  31,  2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  _________ to _________

Commission file number: 000-32711

                            UNIVERSAL ICE BLAST, INC.
                 (Name of small business issuer in its charter)

            Nevada                                     88-0360067
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          533 6th Street South, Kirkland, WA                   98033
       (Address of principal executive offices)              (Zip Code)

                     Issuer's telephone number: (425) 893-8424

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

        Title of each class     Name of each exchange on which registered
                                                none

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    [ ] Yes  [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  issuer's  most  recent  fiscal  year  were  $290,815

The approximate market value of the voting stock held by nonaffiliates of the registrant as Of April 30, 2002 was $3,238,000.

Common  Stock  outstanding  as  of  April  30,  2002  was  34,166,654  shares

Transitional Small Business Disclosure Format (Check one): Yes ( ); No (X)

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

                                      INDEX

                                     PART I

ITEM  1.     Description  of  Business                                        3

ITEM  2.     Description  of  Property                                        9

ITEM  3.     Legal  Proceedings                                               9

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      9

                                     PART II

ITEM  5.     Market  for  Common  Equity and Related Stockholder Matters      9

ITEM  6.     Management's  Discussion  and Analysis or Plan of Operation     11

ITEM  7.     Financial  Statements                                           17

ITEM  8.     Changes In and Disagreements With Accountants on Accounting
                    and  Financial  Disclosure                               38

                                    PART III

ITEM  9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act         39

ITEM  10.    Executive  Compensation                                         40

ITEM  11.    Security Ownership of Certain Beneficial Owners and Management
                    and  Related  Stockholder  Matters                       41

ITEM  12.    Certain  Relationships  and  Related  Transactions              41

ITEM  13.    Exhibits  and  Reports  on  Form  8-K                           43

Signatures                                                                   44

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

   Universal Ice Blast, Inc., (the "Company") is a Nevada corporation organized in 1995 for the purpose of developing and marketing ice-blasting equipment for which it holds patents. The Company's office and warehouse facility is in Kirkland, Washington, a suburb of Seattle. The Company designs, assembles and sells its equipment as well as providing ice blasting services and equipment rental. The Company creates environmentally friendly solutions to industrial cleaning needs.

   The Company was initially engaged in technology and market research and development. Since 1998, the Company has worked with clients to develop tailored products, applications and cleaning systems to fulfill customers' needs.

ICE  BLAST  TECHNOLOGY

   Ice blasting is a simple process that uses compressed air and ice crystals. Shot through a hose and directed with a nozzle, a fine, powerful mist is blasted onto a surface, acting like a chisel to remove debris. Ice blasting is a non-abrasive, cleaning process that uses ordinary tap water, compressed air and electricity to create an environmentally friendly, cost effective method to address a variety of cleaning needs. Ice blasting technology has advantages over other cleaning processes important to its markets, including:

    Superior  cleanliness;

    Reliable,  consistent  operation;

    Low  operating  costs;

    Minimal  waste;

    Non-abrasive;  and

    Does  not  generate  dust.

   An ice blast machine is ready for work within seconds of pushing the start button. Ice particles are produced continuously at a rate of 200 pounds per hour. Using a two hose system, ice particles are transported through a low pressure hose to the blasting nozzle where a second higher pressure hose delivers up to 200 psi ("pounds per square inch") pressure to accelerate the ice particles towards the target surface. The solid ice particles displace surface contaminants through the energy from the impact and through the lateral deformation of the ice particles.

   At the heart of the ice blast technology is the scrub and flush cleaning that takes place when the ice crystals impact onto a surface. Ice crystals deform to scrub on impact, and after impact melt into water to flush away debris. Thus, ice blasting has a scrubbing component that water blasting lacks and it uses significantly less water than water blasting, which results in less waste to be contained. Ice blasting creates no dust and utilizes no abrasives in the process, and is accordingly more gentle and cleaner than sand blasting. Known competitive disadvantages of ice blasting over other methods are that it is less abrasive than sand blasting, steel shot, walnut shells, and corn. Ice blasting will not remove deep rust or hard metal burrs. Because it is less abrasive, ice blasting is slower than some of the aforementioned processes.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Using the ice blasting cleaning process reduces waste as compared to other cleaning processes. Typical water blasting operations use from 1 to 6 gallons per minute or 60 to 360 gallons per hour. Ice blasting uses not more than 20 gallons per hour. Further, upon impact, the ice particles explode, turning approximately half of its solid mass into vapor and the other half into liquid, thus resulting in even less wastewater to contain.

   The  Company holds three patents (#5,913,711, #6,001,000, and #6,270,394) two of which were issued in 1999 and one was issued in 2001. These patents cover the method and equipment for manufacturing, transport, and continuous delivery of ice particles to a nozzle to do continuous ice blast cleaning work on various surfaces. The Company also has seven patent applications pending which cover various improvements to the methods and apparatus related to ice blast technology. Future patent applications are anticipated.

PRODUCTS  AND  SERVICES

   The Company's cleaning products are designed to operate continuously, three shifts a day, seven days a week. The Company produces equipment models of a stationary design for use in manufacturing systems. Base sales prices for stationary models range from approximately $69,000 to $90,000. Prices for integrated cleaning systems and stations could sell for up to $700,000 depending on, among other things, the number of required blast nozzles and sophistication of the application. The Company also produces equipment models of a more portable design for use on job sites. Base sales prices for stand-alone, portable models approximate $70,000.

   The Company builds and assembles all of its ice blasting equipment. While some components have been purchased from primarily one source, MAJA Food Technology, most other parts and accessories used in assembly are available from multiple sources. Management of the Company believes that sufficient quantities of raw materials, parts and components utilized in making ice blasting equipment will continue to be available. No vendor of the Company is considered as the primary vendor and all components used in the equipment that the Company assembles can be either acquired from alternative sources or produced in-house.

   In addition to selling its ice blasting equipment, the Company rents its equipment and also provides cleaning services. The Company intends to increase the rental income portion of the business. The Company has provided ice blasting cleaning services, primarily through its wholly-owned subsidiary, Midwest Ice Blast, Inc. ("Midwest"). Typically, cleaning contracts are of short duration and the Company uses subcontracted labor to perform the work. The primary focus of the Company is not to provide ice blast cleaning services, but to develop market niches and sales channel partners into and through which it can rent, lease or sell equipment.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   The Company has primarily marketed its products and services directly to its customers, and has also developed indirect sales channels through sales agents and distributors and with other businesses involved in providing industrial and environmental cleaning services. The Company has a reciprocal marketing agreement with a company providing environmentally friendly chemical solutions for coating removal and cleaning to customers in architectural, industrial, automotive and marine markets, and agreements with distributors in Holland and Australia. The following table provides a listing of both domestic and foreign organizations with whom the Company has entered into distributorship and/or exclusive territory agreements:

Organization      Nature of Agreement                        Date      Term
----------------  -----------------------------------------  --------  ---------
Heydaal B.V.      Distributorship covering The Netherlands,
dba  Ice  Blast   Belgium and Luxemburg                      8/01/2000   5 years
The Netherlands   Benelux

Napier            Reciprocal Marketing Agreement
Environmental     allowing for cross promotion of products   2/23/2001 unlimited
Technologies, Inc.
Delta, BC Canada

   The distributorship agreement requires minimum purchases of ice blast equipment from the Company, which if not met will put the distributor in default of the agreement and allows the Company to seek other parties to distribute it's products in those areas for which the distributor initially had exclusivity. However, no new distributor agreements were signed in 2001. The Napier agreement is subject to cancellation by either party upon 30 days written notice.

   The Company is in process of developing a joint venture arrangement with Goodwill Industries of Greater Detroit, a not-for-profit organization ("GWI"), for marketing and procuring production parts to be cleaned with the Company's technology. This exclusive agreement allows GWI the use of the Company's technology in cleaning production parts in the greater Detroit area. GWI, with their workforce expertise, will provide the labor, facilities and management for cleaning projects. The joint venture is subject to good faith renewal by both parties and the terms of each contract so awarded are to be negotiated at the time such contract is awarded. The agreement with Heydaal, B.V., generated revenues of $70,000 in 2000. Neither the agreement with Napier Environmental Technologies, Inc. nor the joint venture arrangement with Goodwill Industries has yet to generate revenue for the Company.

   The Company has reached an agreement in principle to acquire certain assets of Heydaal Holding, B.V., its Dutch distributor. The Company is in the process of forming a Dutch subsidiary in order to consummate this transaction. Terms are still being negotiated and no definitive agreements have been signed. The Company expects to finalize the formation of its Dutch subsidiary and the acquisition of the Heydaal assets during the second quarter of fiscal 2002.

   The Company is the sole worldwide provider of crystalline ice blasting equipment. Management is unaware of any other companies who are engaged in, developing, or marketing similar technology.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

MARKETS

   The Company directs the current sales efforts for its cleaning equipment and services in the three markets of Precision Cleaning, Industrial Cleaning and Environmental Cleaning.

   Precision Cleaning is cleaning to a defined tolerance, typically in a repetitive production setting where quality controls are closely measured and monitored. It usually involves removing surface contaminants from cast or machined mechanical parts, electronic components, or highly purified materials. It can also involve light "deburring" (removal of "burrs" created by cutting tools on machined soft metal - aluminum - parts). Ice blast technology is currently being used to clean and deburr electric motor armatures, transmission components and gears, engine and other cast parts for Japanese and American auto manufacturers.

   In July 2001 the Company received its first purchase order from Ford for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station for a price of approximately $341,000 with commitments for an additional three similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system, which is required within 90 days of installation. The system was completed and shipped to Ford in December 2001 where it became fully operational in March 2002 after several factory-induced delays. The gear cleaning system is required to undergo three months of testing as part of the Six Sigma Implementation Ready process. Notwithstanding the 3-month testing, the management of the Ford plant has also required that the system be run through July and August in order to test its operational capability during the hotter summer months. The Company is confident that the system will continue to operate at the high standard it has thus far demonstrated.

   Industrial Cleaning includes, among other applications, manufacturing equipment cleaning, maintenance and refurbishing, glass and fiberglass plant cleaning, and plastic mold and dunnage cleaning. In addition to the advantages of reduced waste, superior cleaning, dustless and chemical-free processes, ice blasting can reduce or eliminate the use of volatile organic compounds.

   Industrial cleaning applications are not always confined to manufacturing plants. The Company has also demonstrated the effectiveness of ice blast equipment for the cleaning of locks and pump stations in the waterways of Holland, which resulted in an equipment sale to a Netherlands company during 2000.

   In March 2002, the Company was recognized for its technology innovation by the Construction Innovation Forum and was a finalist for the Forum's prestigious NOVA Award.

   Environmental Cleaning projects utilizing ice blasting have included lead-based paint abatement and removal, and asbestos abatement and removal. The Company has invested three years in technology validation efforts to position its ice blast technology as a new, cost-effective and environmentally superior process. The Company has proven that the technology is effective for the removal of lead-based paint from cement and brick buildings, steel structures inside buildings and from steel overpass bridges.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   As a result of work performed on a lead-based paint abatement pilot project, the Company's ice blast technology was nominated by the New York State Department of Transportation (NY DOT) for the 2000 Civil Engineering Research Foundation Award for Innovation. The pilot project consisted of demonstrating the effectiveness of ice blast in removing lead-based paint on two New York State bridges. The Company has been informed that the ice blast technology has still been specified for nine bridges which the Company understands will be bid upon in 2003. The Company's only involvement will consist of renting ice blast equipment to the winning bidder at $2.00 per square foot and resulting revenue will be dependent upon the bridges selected and the square feet involved.

   As a result of the Residential Lead-Based Paint Hazard Reduction Act of 1992, lead-based paint abatement is considered to be a potentially significant market opportunity for the Company. According to the feature article in the August 1998 issue of the Journal of Protective Coatings and Linings, during the years 1993 through 1996, approximately $1 billion was spent on lead-based paint abatement of various U.S. Departments of Transportation ("DOT") bridges, at an average cost of $250,000 per bridge, and future DOT spending for lead-based paint abatement is projected to be over $40 billion. Additional opportunities exist for wall and ceiling surface cleaning in HUD Housing for removal of lead-based paint contamination. Other lead-based paint markets such as commercial and industrial buildings, schools and universities, municipal and state buildings also exist and represent other potential sale and rental opportunities.

   While the Environmental Cleaning market continues to be considered important, the Company has focused most of its recent efforts in the Precision Cleaning market.

   The following table reflects revenues derived from each of the three market segments described above including the percentage of the total for the years ending December 31, 2001, and 2000.

                                           2001                    2000
                                  ----------------------  ----------------------
Market Segment                    Revenues    Percentage  Revenues    Percentage
--------------------------------- ----------  ----------  ----------  ----------
Precision Cleaning                $ 105,396       36%     $ 152,036       35%
Industrial Cleaning                 107,488       37%       193,303       44%
Environmental Cleaning               77,931       27%        93,260       21%
--------------------------------- ----------  ----------  ----------  ----------
                                  $ 290,815      100%     $ 438,599      100%
                                  ==========  ==========  ==========  ==========

   The revenues and percentage mix reflected above should not be considered representative of future revenues and may vary dramatically dependent upon future contracts for ice blasting machines, rentals and services.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   The following table is a listing of customers who have accounted for 10% or more of total revenues during 2001 and 2000:

Customer                             2001          2000
----------------------------     ------------  ------------
Ford Motor Company               $    54,700           -
Heydaal, B.V.                            -     $    70,000
Tokki K.K., Inc.                         -     $    62,000
Ice Blast Australia                      -     $    55,000
Ice Blast California, Inc.       $    44,500           -
Yadzani Enterprises, Inc.        $    33,900           -

COMPETITION

   Competition for the Company's products and services comes from high-pressure water blast, dry ice blast, soda blast, sand, glass bead and other abrasive blasting, manual labor and chemicals. The Company's ice blast technology has advantages over other blasting techniques in that no special blasting material must be purchased and cleaned up. Primary competitive advantages are waste minimization as compared to other techniques, low airborne contaminants, improved environmental and worker health compliance, continuous operation reliability and simple field implementation. Known competitive disadvantages of ice blasting over other methods are that it is less abrasive than sand blasting, steel shot, walnut shells, and corn. Ice blasting will not remove deep rust or hard metal burrs. Because it is less abrasive, ice blasting is slower than some of the aforementioned processes.

   Many or most of the Company's competitors are larger, more established businesses, which have, in many cases, long-standing relationships with their customers, substantial name recognition and greater financial resources. Further, as with most new technology, ice blasting has an early adopter hurdle to overcome as there is an inherent resistance to change that provide older methodologies a competitive advantage.

GOVERNMENT  REGULATION

   While marketing opportunities are created as a result of numerous governmental and environmental regulations, the Company has determined that it complies with all such regulations, as a manufacturer, including OSHA requirements. Where the Company either sells or leases equipment to contractors in the lead based paint or asbestos abatement market, such sales or leases of equipment are not subject to the many regulations that are applicable to the contractors.

   Further, the Company is not aware of any proposed governmental regulations which would impact or limit the Company's continued sale or lease of it's equipment within the hazardous abatement industry nor are there any known costs and effects of compliance with existing environmental laws.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

   The Company has expended approximately $300,000 and $145,000 for research and development activities during the years ended December 31, 2001 and 2000, respectively. Costs incurred consist primarily of salaries and related costs, and parts, materials and supplies directly involved in the research and development of new technology and are expensed as incurred. There are no material research and development activities that are borne directly by the Company's customers.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

EMPLOYEES

   As of April 30, 2002, the Company had eleven employees, all of whom are full-time. None of the employees have employment agreements and none are represented by a collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY

   The Company leases its facilities and does not own any real property. Since January 2000, the Company has leased its offices and warehouse facility, which together approximate 5,000 square feet, in Kirkland, Washington. The facilities were sub-leased through April 2001 and are now subject to a five-year lease agreement directly with the property owner providing for monthly rentals of approximately $4,400 and for the Company to pay operating costs, taxes, insurance and utilities estimated to be approximately $1,100 per month. The Company leases no other facilities. Company management believes these leased facilities are adequate for its reasonable foreseeable needs.

ITEM  3.  LEGAL  PROCEEDINGS

   The Company is not a party to any material litigation. Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. One suit has been filed. The Company is working to resolve these issues. In addition, a former sales representative is attempting to collect disputed commissions. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company's December 31, 2001 financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

   No matters were submitted during the fourth quarter of 2001 to a vote of the Company's shareholders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

   (a) Market information. The Company's common shares (ticker symbol "UIBI") were reported by the NASD Over-the-Counter Bulletin Board ("OTC/BB") from January 1998, until May 2000, when its shares were no longer reported due to the Company's not being in compliance with the NASD's new eligibility rule. The new rule, as amended, requires companies to maintain full-reporting status with the Securities and Exchange Commission. From May 2000 to October 2001, the Company's Common Stock was reported on the National Quotation Bureau's electronic pink sheets. Since October 2001 the Company's Common Stock has once again been listed on the OTC/BB.


   The following table presents the high and low sales information of the Company's Common Stock as reported on the electronic bulletin board until May 2000, on the electronic pink sheets from May 2000 to October 2001 and on the electronic bulletin board thereafter.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

                                    PRICE RANGE
                              ----------------------
     QUARTER ENDED             HIGH             LOW
-------------------------     ------           -----
  March  31,  2000             $0.86           $0.17
  June  30,  2000              $0.55           $0.15
  September  30,  2000         $0.30           $0.15
  December  31,  2000          $0.23           $0.08
  March  31,  2001             $0.23           $0.07
  June  30,  2001              $0.26           $0.18
  September  30,  2001         $0.51           $0.13
  December  31,  2001          $0.45           $0.19



   (b) Holders. At December 31, 2001, there were approximately 230 holders of record of the Company's Common Stock.

   (c) Dividends. The Company has never paid dividends on its Common Stock in the past and currently does not anticipate paying any dividends on its Common
Stock in the foreseeable future, but rather, intends to reinvest earnings, if any, in its business.

   (d)  Recent  Sales  of  Unregistered  Securities

  1999  Transactions--

   Pursuant to Regulation S, Rule 901 of the Securities Act, the Company issued 2,117,280 shares of its common stock for a total of $ 392,081 in cash to 21 investors, all of whom were non-US citizens residing outside of the US.

   Under Section 4(2) of the Securities Act, the Company issued 103,330 shares of its common stock for services rendered and having a fair market value in the amount of $18,500 to 3 investors. These services consisted of assistance with investor relations, equipment sales commissions, and provision of manufacturing services.

   Under Section 4(2) of the Securities Act, the Company issued 171,765 shares of its common stock in retirement of indebtedness having a fair market value in the aggregate amount of $25,000 to three investors. The retired indebtedness originally arose in the ordinary course of business.

  2000  Transactions--

   Pursuant to Regulation S, Rule 901 of the Securities Act, the Company issued 2,357,750 shares of its common stock for a total of $388,163 in cash to 30 investors, all of whom were non-US citizens residing outside of the US.

   Under Section 4(2) of the Securities Act, the Company issued 664,000 shares of its common stock for a total of $99,600 in cash to 12 investors, all of who were accredited investors and/or prior shareholders of the Company.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Under Section 4(2) of the Securities Act, the Company issued 509,160 shares of its common stock for services rendered and having a fair market value in the amount of $74,135 to 12 investors. These services consisted of assisting with investor relations, raising the Corporate profile, Advisory Board consultation, employee severance packages, inducement for equipment leasing, and manufacturing work performed for European clients.

   Under Section 4(2) of the Securities Act, the Company issued 293,334 shares of its common stock in retirement of indebtedness having a fair market value in the aggregate amount of $42,000 to 3 investors. The retired indebtedness originally arose in the ordinary course of business.

2001  Transactions--

   Pursuant to Regulation S, Rule 901 of the Securities Act, the Company issued 1,399,666 shares of its common stock for a total of $219,000 in cash to four investors, all of whom were non-US citizens residing outside of the US.

   Under Section 4(2) of the Securities Act, the Company issued 2,771,835 shares of its common stock for a total of $436,950 in cash to 28 investors, all of who were accredited investors and/or prior shareholders of the Company.

   Under Section 4(2) of the Securities Act, the Company issued 7,850,000 shares of its common stock to officers and employees in exchange for cash of $950, reduction of advances from officers of $6,900 and full recourse, collateralized loans of $1,169,650. The loans bear interest at the rate of 6.5% and are collateralized by a pledge of the shares of the Company's Common Stock issued to the officers and employees.

   Under Section 4(2) of the Securities Act, the Company issued 246,260 shares of its common stock for services rendered and having a fair market value in the amount of $44,280 to 3 investors. These services consisted of technical consulting, assistance with investor relations and manufacturing work.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

   CAUTIONARY STATEMENT--Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual events, and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as the impact of competition and pricing, changing market conditions, general economic conditions, the Company's history of losses and need for additional capital and other risks. Forward-looking statements are identified by words such as "believe", "anticipate", "expect", "intend", "plan", "will", "may", "confident" and other similar expressions. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update such forward-looking statements. As a result, the reader is cautioned not to place undue reliance on any forward-looking statements contained herein.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

OVERVIEW

   The Company reports its revenues as sales of machines and accessories, or product sales, and as services and rental income. Services and rental income includes primarily cleaning services and income from the renting of equipment to customers who have not yet purchased Company equipment. Typically, the Company performs services at customer locations and receives rental income for equipment use and fees for time incurred. The Company has experienced growth in the rental aspect of its business. As the cost of monthly rental is significantly less than the purchase price of a machine, rentals have a much lower customer pricing hurdle to overcome and accordingly are closed with a relatively higher frequency. Further, follow-on rentals are similarly more common and provide the basis for expectation of future revenues from the same customers. The Company has customers in industries including precision cleaning (automotive deburring applications), environmental cleaning (lead paint or asbestos removal), and industrial cleaning (marine cleaning), which are located in various locations throughout the United States (including New York, Ohio, Hawaii and Washington) and the World (including Canada, Holland, Japan and Australia).

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

   In July 2001 the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The purchase order is for the design, manufacture, and installation of one ice blast cleaning station for a price of approximately $341,000 with commitments for an additional three similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system, which is required within 90 days of installation. The system was completed and shipped to Ford in December 2001 where it became fully operational in March 2002 after several factory-induced delays. The gear cleaning system is required to undergo three months of testing as part of the Six Sigma Implementation Ready process.

   The success of achieving approval from Ford has had and will have a short and long term impact on the Company. In the short term an additional burden has been placed on both the Company's liquidity and on its engineering staff. The additional working capital required for the initial order has been approximately $350,000, which includes materials, consulting design engineers, and direct labor. The Company does not expect to achieve its projected margins on the first three ice blast systems because of the initial design costs associated with the project. However, Management expects that future systems will provide the Company with margins that will secure the profitability of the Company in the long term.

   The successful implementation of the first installation is expected to give rise to additional orders from Ford. The company is confident that this first machine will stand up to the rigors of the production line at the Ford factory. The Company has been given to understand that its blast technology will become a new standard by which Ford clean gears used in transmissions.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Because of this project the Company has been requested to test and develop other cleaning and deburring applications within Ford.

RESULTS OF OPERATIONS

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 2000

   Revenues decreased $148,000, or 34%, to $291,000 during the year ended December 31, 2001 as compared to $439,000 for the prior year. Sales of machines and accessories decreased 78% to $59,000 in 2001 from $268,000 in 2000, while revenues from services and rental income increased 36% to $231,000 in 2001 from $171,000 in 2000. The Company sold 1 machine in 2001 as compared to 4 in 2000. The sales decline relates primarily to the concentration of resources on the Ford Motor Company cleaning system. Revenue from this project has been deferred until final approval from the customer has been obtained. As a result, no revenue has been included in 2001 apart from $55,000 in engineering fees, which is included in service and rental income. Revenue from machine sales includes $13,000 from the amortization of deferred gains on sale and leaseback transactions. Service revenues were $108,000 during 2001 compared to $27,000 during 2000, and rental revenue was $123,000 during 2001 compared to $144,000 during 2000. The increase in service revenue relates principally to the $55,000 in engineering fees from the Ford contract discussed above. The Company anticipates that rental revenue will continue to increase as more end-users become aware of the technology and that cleaning services will continue to decline as the Company either sells or rents its ice blast equipment to subcontractors.

   Gross profit decreased less than 1% to $134,000 during the year ended December 31, 2001 as compared to $135,000 during the prior year. As a percent of sales, gross profit increased to 46% during 2001 from 31% in 2000. Gross profits from sales of machines and accessories decreased to $35,000 or 59% of related sales during 2001 from $103,000 in 2000 or 38% of sales. Concentration on the Ford project reduced sales of machines and accessories which had the effect of reducing lower margin sales. Gross profits from services and rental income increased to $99,000 in 2001, or 42% of related sales, from $32,000 in 2000, or 19% of sales primarily as a result of the Ford engineering fees and a new rental contract entered into in early 2001.

   General and administrative expenses increased 19% to $714,000 during the year ended December 31, 2001 as compared to $598,000 during 2000. Employee wages increased $34,000, however this was offset by a reduction in officers' deferred compensation expense of $18,000. Recruiting costs declined $12,000 and expenses associated with the Company's advisory board decreased $27,000. The costs of SEC filing and reporting increased $21,000 while stock promotion expenses increased $22,000. Compensation expense on stock options granted to non-employees increased $85,000 in 2001.

   Research and development expenses increased 107% to $300,000 during the year ended December 31, 2001 as compared to $145,000 during 2000, primarily due to increased engineering consulting expenses associated with the development and design of Ford Motor Company projects.

   Selling and marketing expenses declined 30% to $52,000 during the year ended December 31, 2001 as compared to $75,000 in the prior year due primarily to decreases in commissions paid, publicity costs, and general marketing expenses.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Operating losses were $931,000 during the year ended December 31, 2001 as compared to $682,000 during the prior year. With gross profit remaining relatively constant, the majority of the $249,000 increase in losses relates to the increase of $155,000 in research and development costs, which were primarily related to the Ford project, and the increase of $85,000 in compensation expense on stock options granted to non-employees.

   Other expense decreased to $32,000 of net expense during the year ended December 31, 2001 from net expense of $41,000 during 2000. Additions to long-term debt increased interest expense by approximately $12,000, however, this was more than offset by approximately $20,000 in interest income from loans made by the Company to officers and employees to assist them in purchasing the Company's Common Stock.

   The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of tax deferred assets cannot be determined to be more likely than not.

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1999

   Revenues increased $43,000, or 11%, to $439,000 during the year ended December 31, 2000 as compared to $396,000 for the prior year. Sales of machines and accessories increased 32% to $268,000 in 2000 from $202,000 in 1999, while revenues from services and rental income decreased 12% to $171,000 in 2000 from $194,000 in 1999. The Company sold 4 machines in 2000 as compared to 1 in 1999. Of the $66,000 increase in machine and accessory sales, $142,000 is the result of the increase in the number of machines sold including $13,000 from the amortization of deferred gains on sale and leaseback transactions more fully described in the following paragraph, and offset by a reduction of $76,000 in accessories. The reduction in accessory sales is largely the result of two non-recurring compressor sales in 1999 that totaled $66,000. The decrease in services and rental income is the result of the completion of a 1998 service contract that ended in 1999. Service revenues were $27,000 during 2000 compared to $178,000 during 1999, and rental revenue was $144,000 during 2000 compared to $16,000 during 1999. The Company anticipates that rental revenue will continue to increase as more end-users become aware of the technology and that cleaning services will continue to decline as the Company either sells or rents its ice blast equipment to subcontractors.

   During 1999, the Company entered into two sale and leaseback transactions with two unrelated entities, involving Ice Blast machines manufactured by the Company, whereby the Company received gross proceeds of $115,000. In accordance with SFAS No. 28, paragraphs 2 and 3, the Company recorded deferred gains on the transactions of $64,000, representing the difference between the net book value or cost of the equipment manufactured by the Company and the proceeds received. The related lease has been accounted for as a capital lease in accordance with SFAS No. 13, paragraph 7(d). The two ice blast machines so reported are included in the Company's fixed assets, depreciated ratably over their useful life and used as rental units and for demonstration purposes in pursuing new customers. Deferred gains are being recognized as revenues over the five years, which is consistent with the term of the lease. Deferred gain amortization on the sale and leaseback transactions was $12,000 for the year ended December 31, 2000.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Gross profit increased 96% to $135,000 during the year ended December 31, 2000 as compared to $69,000 during the prior year. As a percent of sales, gross profit increased to 31% during 2000 from 17% in 1999. Gross profits from sales of machines and accessories increased to $103,000 or 38% of related sales during 2000 from $28,000 in 1999 or 14% of sales, as the result of 1999 margins being unusually low due to sales mix, which included sales of older models and accessories. Gross profits from services and rental income decreased to $32,000 in 2000, or 19% of related sales, from $41,000 in 1999, or 21% of sales primarily as a result of the completion of the service contract noted above.
Increases in gross profits were also partially the result of increased efficiencies in the manufacturing process.

   General and administrative expenses increased 10% to $598,000 during the year ended December 31, 2000 as compared to $545,000 during 1999. Of the $53,000 increase in general and administrative expenses, $36,000 is related to an increase in payroll related costs, of which $25,000 is attributable to recruiting expense and temporary help; professional fees and expenses increased by $37,000, of which $27,000 is attributable to the Company's creation of an outside Advisory Board, an increase of $35,000 in accounting fees resulting from the Company having engaged the accounting firm of Moss Adams to audit its financial statements for the years ended December 31, 1998, 1999, and 2000, and offset by a reduction of $25,000 in general legal expenses resulting primarily from the write-off of a 1998 legal fee in connection with a debt financing that was never consummated; and an increase in insurance expense of $11,000.

   Offsetting the foregoing increases in general and administrative expenses, the Company experienced a reduction of $30,000 in its facilities costs, including telephone and utilities, as a result of a significant decrease in required rental space at its Midwest Ice Blast subsidiary, located in Toledo, Ohio and other miscellaneous cost savings amounting to $1,000.

   Research and development expenses increased 5% to $145,000 during the year ended December 31, 2000 as compared to $138,000 during 1999, primarily due to increased engineering consulting expenses associated with the development and design of Ford Motor Company projects.

   Selling and marketing expenses declined 18% to $75,000 during the year ended December 31, 2000 as compared to $91,000 in the prior year due primarily to decreases in commissions paid and trade show expenses.

   Operating losses were $682,000 during the year ended December 31, 2000 as compared to $705,000 during the prior year. The increase in gross profit of $66,000 during the year ended December 31, 2000 as compared to the prior year, was offset by increases in operating expenses of $43,000 and resulted in a decrease in operating loss of $23,000 during 2000 as compared to 1999.

   Other income (expense) decreased to $41,000 of net expense during the year ended December 31, 2000 from net expense of $56,000 during 1999 due primarily to a decrease in interest expense resulting from decreases in interest bearing obligations.

   The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of tax deferred assets cannot be determined to be more likely than not.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

   As of December 31, 2001, the Company had cash and cash equivalents of $54,000. During the year ended December 31, 2001, operating activities used cash of $676,000 as compared to $496,000 during 2000. Cash used by operating activities resulted primarily from the Company's net loss reduced by depreciation and amortization and other non-cash charges. Changes in working capital brought about by the Ford contract also had an effect on cash used by operations. Inventory and Accounts Receivable balances increased, however these changes were essentially offset by increases in Deferred Revenue and Accounts Payable

   The Company used cash of $112,000 for capital expenditures during the year ended December 31, 2001 as compared to $7,000 for 2000. The Company has no significant commitments for future purchases of capital assets.

   Financing activities provided cash of $777,000 during the year ended December 31, 2001 as compared to $566,000 during 2000. Cash has been provided primarily from sale of Company Common Stock, which provided $656,000 and $488,000 during 2001 and 2000, respectively. Payments on capital lease obligations used cash of $64,000 and $49,000 during 2001 and 2000. Proceeds from notes payable provided cash of $123,000 in 2001. No payments on notes payable were made in 2001, however notes payable payments used cash of $51,000 in 2000. Proceeds from long-term debt were $137,000 in 2001, while long-term debt repayments were $21,000 as compared to $99,000 and $2,000, respectively, in 2000. The Company borrows and repays, on a revolving basis, cash advances from its two Founders and Officers, Mr. Rory Clarke and Mr. Sam Visaisouk. Cash advances provided $137,000 during 2001 and $163,000 during 2000. Repayment of such advances totaled $200,000 and $82,000 in 2001 and 2000, respectively.

   The Company has incurred net losses since inception, including net losses of $963,000 and $723,000 during 2001 and 2000, respectively, and anticipates reporting net losses in the future, at least through 2002. The Company has historically funded its operations and business development primarily through the sale of unregistered shares of its Common Stock.

   Consequently, the Company is currently seeking convertible debt and/or additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least $250,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. To further supplement these activities, the Company has engaged two investment banking firms to assist in securing funding, with an objective of raising at least $2 million. Management is confident that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company's business, operating results and financial condition as well as its ability to service debt requirements.

   As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's consolidated financial statements, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

ITEM  7.  FINANCIAL  STATEMENTS









                            UNIVERSAL ICE BLAST, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001










                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                               SPOKANE, WA  99201
                                 (509) 838-5111



                            UNIVERSAL ICE BLAST, INC.
                                TABLE OF CONTENTS



INDEPENDENT  AUDITOR'S  REPORT                                        2

FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                    3

     Consolidated  Statements  of  Operations                         4

     Consolidated  Statement  of  Stockholders'  Equity               5

     Consolidated  Statements  of  Cash  Flows                        6

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                        7

Board  of  Directors
Universal  Ice  Blast,  Inc.
Kirkland,  Washington


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of Universal Ice Blast, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Universal Ice Blast, Inc. as of December 31, 2000 were audited by other auditors whose report dated March 23, 2001, except with respect to Notes 5, 8 and 9, as to which the date is June 11, 2001, expressed an unqualified opinion accompanied by an explanatory going-concern paragraph on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Ice Blast, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company's continued viability is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  6,  2002

                          INDEPENDENT AUDITOR'S REPORT

To  the  Stockholders
Universal  Ice  Blast,  Inc.

We have audited the accompanying consolidated balance sheet of Universal Ice Blast, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Ice Blast, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States

The accompanying consolidated financial statements have been prepared assuming that Universal Ice Blast, Inc. and Subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained an operating loss during 2000, and has a working capital deficit of $235,466 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/  Moss Adams LLP

Seattle,  Washington
March 23, 2001, except for Notes 5, 8 and 9
as to which the date is June 11, 2001

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS
                                                  December  31,   December  31,
                                                      2001            2000
                                                 --------------  --------------
ASSETS
  CURRENT ASSETS
    Cash                                         $      54,455   $      66,413
    Accounts receivable - trade                        347,147          39,465
    Accounts receivable - related  parties                 -            28,492
    Inventory                                          322,090          10,943
                                                 --------------  --------------
      TOTAL  CURRENT  ASSETS                           723,692         145,313
                                                 --------------  --------------
EQUIPMENT,  net                                        230,166        211,941
                                                 --------------  --------------
OTHER  ASSETS                                           10,525           7,225
                                                 --------------  --------------
      TOTAL  ASSETS                              $     964,383   $     364,479
                                                 ==============  ==============
LIABILITIES & STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts  payable                            $     467,982   $      113,916
    Notes  payable                                     123,000              -
    Accrued  liabilities                                40,087           53,949
    Due  to related parties                                -             15,658
    Advances  from  officers                            62,087          124,601
    Deferred  revenue                                  341,327              -
    Current portion of capital lease obligations
       and long-term debt                              108,335           72,655
                                                 --------------  --------------
       TOTAL  CURRENT  LIABILITIES                   1,142,818         380,779
                                                 --------------  --------------
LONG-TERM LIABILITIES
    Capital lease obligations, net of current
      portion                                           57,109         101,755
    Long-term debt, net of current portion             141,964          80,518
    Deferred gains from sale/leasebacks                 28,895          41,627
    Deferred  officers'  compensation                  116,262         116,262
                                                 --------------  --------------
       TOTAL  LONG-TERM  LIABILITIES                   344,230         340,162
                                                 --------------  --------------
COMMITMENTS  AND  CONTINGENCIES                            -               -
STOCKHOLDERS'  DEFICIT
    Preferred stock, 5,000,000 shares
      authorized, $0.001 par value; none issued            -               -
    Common stock, 100,000,000 shares
      authorized, $0.001 par value;
      33,109,654 and 20,841,893 shares
      issued and outstanding, respectively             33,109           20,842
    Additional  paid-in  capital                    4,085,370        2,219,907
    Shareholder notes receivable                   (1,169,650)             -
    Deferred stock-based compensation                     -             (4,489)
    Stock  options                                     84,738              -
    Accumulated  deficit                           (3,556,232)      (2,592,722)
                                                 --------------  --------------
          TOTAL  STOCKHOLDERS'  DEFICIT               (522,665)       (356,462)
                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     964,383   $     364,479
                                                 ==============  ==============
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL  ICE  BLAST,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                   Year Ended      Year Ended
                                                  December  31,   December  31,
                                                      2001            2000
                                                 --------------  --------------
REVENUE
  Sale of machines and accessories               $      59,316   $     267,989
  Service  and  rental  income                         231,499         170,610
                                                 --------------  --------------
          TOTAL  REVENUE                               290,815         438,599
                                                 --------------  --------------

COST  OF  REVENUE
  Machines  and  accessories                            24,145         165,185
  Service  and  rental                                 132,486         138,549
                                                 --------------  --------------
                                                       156,631         303,734
                                                 --------------  --------------
GROSS  PROFIT                                          134,184         134,865
                                                 --------------  --------------

EXPENSES
  General  and  administrative                         713,860         597,658
  Research  and  development                           299,748         144,565
  Selling  and  marketing                               52,129          74,661
                                                 --------------  --------------
          TOTAL  EXPENSES                            1,065,737         816,884
                                                 --------------  --------------

LOSS  FROM  OPERATIONS                                (931,553)       (682,019)

OTHER  INCOME  (EXPENSE)
  Interest  income                                      20,116             -
  Interest  expense                                    (52,073)        (40,718)
                                                 --------------  --------------
          TOTAL  OTHER  INCOME  (EXPENSE)              (31,957)        (40,718)
                                                 --------------  --------------
LOSS  BEFORE  PROVISION  FOR  INCOME TAXES            (963,510)       (722,737)

PROVISION  FOR  INCOME  TAXES                              -               -
                                                 --------------  --------------
NET  LOSS                                        $    (963,510)  $    (722,737)
                                                 ==============  ==============


BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (0.04)  $       (0.04)
                                                 ==============  ==============

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
  COMMON STOCK SHARES OUTSTANDING                   24,064,191      19,358,916
                                                 ==============  ==============







The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL  ICE  BLAST,  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT

                        Common  Stock         Additional    Shareholder   Deferred
                  --------------------------  Paid-in       Notes         Stock-Based   Stock         Accumulated
                  Shares        Amount        Capital       Receivable    Compensation  Options       Deficit       Total
                  ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
December 31, 1999   17,017,649  $    17,018   $ 1,610,609   $       -     $   (19,816)  $       -     $(1,869,985)  $  (262,174)

Common stock
 issued for cash     3,021,750        3,022       484,741           -             -             -             -         487,763

Shares issued to
 employees and
 consultants
 providing
 services to the
 Company               442,761          443        63,733           -             -             -             -          64,176

Shares issued
 as transfer of
 note payable to
 a related company     200,000          200        29,800           -             -             -             -          30,000

Shares issued
 as payment of
 interest and
 principal of
 notes payable          93,333           93        11,907           -             -             -             -          12,000

Shares issued
 for payment
 of supplies            66,400           66         9,894           -             -             -             -           9,960

Deferred
 stock-based
 compensation              -            -           9,223           -          (9,223)          -             -             -

Amortization of
 Deferred
 stock-based
 compensation              -            -             -             -          24,550           -             -          24,550
Net loss                   -            -             -             -             -             -        (722,737)     (722,737)
                  ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
December 31, 2000   20,841,893       20,842     2,219,907           -          (4,489)          -      (2,592,722)     (356,462)

Common stock
 issued for cash     4,171,501        4,171       651,779           -             -             -             -         655,950

Shares issued
 to consultants
 providing services
 to the Company        246,260          246        44,034           -             -             -             -          44,280

Shares issued
 to officers
 and employees
 in exchange for
 cash and notes
 receivable          7,850,000        7,850      1,169,650   (1,169,650)          -             -             -           7,850

Deferred
 stock-based
 compensation              -             -             -            -             -             -             -             -

Stock options
 issued as
 compensation              -             -             -            -             -          84,738           -          84,738

Amortization of
 Deferred
 stock-based
 compensation              -             -             -            -           4,489           -             -           4,489
Net  loss                  -             -             -            -             -             -        (963,510)     (963,510)
                  ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
December 31, 2001   33,109,654  $    33,109   $ 4,085,370   $(1,169,650)  $       -     $    84,738   $(3,556,232)  $  (522,665)
                  ============  ============  ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL  ICE  BLAST,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                   Year Ended      Year Ended
                                                  December  31,   December  31,
                                                      2001            2000
                                                 --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                      $    (963,510)  $    (722,737)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                      93,965          84,904
      Stock options issued as compensation              84,738             -
      Common stock issued for goods and services        44,280          74,136
      Amortization of deferred stock-based
        compensation                                     4,489          24,550
      Amortization of deferred gain on
        sale/leaseback transactions                    (12,732)        (12,730)
  Changes in operating assets and liabilities:
     Accounts receivable - trade                      (307,682)        (25,284)
     Accounts receivable - related parties              28,492         (14,670)
     Inventory                                        (311,147)         29,135
     Prepaid expenses and other                         (3,300)          8,474
     Accounts  payable                                 354,066          37,815
     Accrued liabilities                               (13,862)         31,519
     Due to related parties                            (15,658)           (349)
     Deferred  revenue                                 341,327             -
     Deferred officers' compensation                       -            19,362
     Customer  deposits                                    -           (30,000)
                                                 --------------  --------------
Net  cash  used  by  operating  activities            (676,534)       (495,875)
                                                 --------------  --------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase  of  equipment                             (112,190)         (6,658)
                                                 --------------  --------------
Net  cash  used  in  investing  activities            (112,190)         (6,658)
                                                 --------------  --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments on capital lease obligations                (63,555)        (49,123)
  Proceeds  from borrowings on notes payable           123,000             -
  Proceeds  from  issuance  of common stock            655,950         487,763
  Advances  from  officers                             137,275         163,147
  Payments  on  advances  from  officers              (199,789)        (81,771)
  Proceeds  from  long-term  debt                      137,246          99,000
  Payments  on  long-term  debt                        (21,211)         (2,231)
  Payments  of  notes  payable                             -           (51,000)
  Common stock issued to officers and employees          7,850             -
                                                 --------------  --------------
Net  cash  provided  by  financing  activities         776,766         565,785
                                                 --------------  --------------
Increase  (decrease)  in  cash                         (11,958)         63,252

Cash,  beginning  of  period                            66,413           3,161
                                                 --------------  --------------
Cash,  end  of  period                           $      54,455   $      66,413
                                                 ==============  ==============




The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL  ICE  BLAST,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS (Continued)

                                                   Year Ended      Year Ended
                                                  December  31,   December  31,
                                                      2001            2000
                                                 --------------  --------------

SUPPLEMENTAL  CASH  FLOW  DISCLOSURE:
  Interest  paid                                 $       51,479  $      40,718
                                                 ==============  ==============

  Income  taxes  paid                            $           -   $         -
                                                 ==============  ==============

NON-CASH  TRANSACTIONS:
  Full recourse notes issued to officers and
    employees on purchases of common stock       $   1,169,650   $         -
  Acquisition of equipment from related
    party in exchange for assumption of
    capital lease obligation and settlement
    of  indebtedness                             $      48,522   $         -
  Common stock issued in settlement of
    notes payable                                $         -     $      42,000
  Stock options issued as compensation           $      84,738   $         -



































The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Universal Ice Blast, Inc. ("the Company"), a Nevada corporation, was incorp-orated on December 28, 1995. The Company's office is located in Kirkland, Washington.

The Company has developed a line of machines that utilize ice (plain H\\2\\O) as a blast cleaning/stripping medium. The Company's patented Ice Blast technology has a wide range of potential applications in precision cleaning, industrial cleaning and environmental cleaning.

The  Company rents ice-blasting equipment and performs ice-blasting services for
customers   throughout  the  United  States.  The  Company   markets  and  sells
ice-blasting equipment throughout Asia, Australia, Europe and North America.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles  of  Consolidation
-----------------------------
The  consolidated  financial  statements include the accounts of the Company and
its  wholly  owned   subsidiary,  Midwest   Ice  Blast,  Inc.   All  significant
intercompany  transactions  and  balances  have  been  eliminated.

Use  of  Estimates
------------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue  Recognition
--------------------
Revenue from the sale of stand alone Ice Blast machines and accessories to end users and distributors are shipped FOB shipping point at which time the title passes and revenue is recognized. Where customers require installation services and operational acceptance, shipment is FOB destination and revenue is recognized upon acceptance by the customer. Revenue from services is recognized as the services are provided. Revenue from the rental of Ice Blast machines is recognized over the rental period based on the terms of the rental agreements.

Accounts  Receivable
--------------------
Management provides for an allowance for uncollectible accounts as deemed necessary. At December 31, 2001 and 2000, all accounts were considered fully collectible and no allowance was considered necessary.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Inventory
---------
The Company values its raw materials, work-in-process and finished goods inventories at the lower of cost or market, first-in first-out basis.

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments, including cash, cash equivalents, accrued expenses, accounts and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Long-term obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments. Fair value of advances from officers cannot be reasonably estimated.

Equipment
---------
Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using straight-line methods over estimated useful lives of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Research  and  Development  Costs
---------------------------------
Research and development costs are charged to expense as incurred. These costs primarily consist of salaries, development materials, supplies and related costs of personnel directly involved in the research and development of new technology.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising
-----------
The Company expenses advertising costs as incurred. Advertising expense charged to operations was $3,533 and $14,932 for the years ended December 31, 2001 and 2000, respectively.

Stock-Based  Compensation
-------------------------
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for
Certain Transactions Involving Stock Compensation." The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Risk  Concentrations
--------------------
Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable and cash in excess of federally insured limits. The Company maintains cash with a major financial institution and is considered subject to minimal risk. The Company's sales and service revenues are derived from customers throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, the Company has not incurred any significant credit related losses.

In December 2001, the Company invoiced Ford Motor Company ("Ford") approximately $396,000 under the terms of the agreement further discussed in Note 3. At
December 31, the Company had outstanding accounts receivable from Ford of approximately $341,000. During the three months ended March 31, 2002, the Company received payments from Ford totaling approximately $161,000. As of April 15, 2002, Ford had not yet provided acceptance of the equipment, however, it is in Ford's Six Sigma implementation approval process.

Computation  of  Net  Loss  per  Share
--------------------------------------
Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and have been excluded from the diluted net loss per share calculations, as their effect is anti-dilutive. Shares omitted from the computation of net loss per share due to their anti-dilutive effect approximated 1,021,000 and 2,898,000 for the years ended December 31, 2001 and 2000, respectively.

A  summary  of  the  shares  used  to  compute net loss per share is as follows:

                                                Year  Ended  December  31,
                                              ------------------------------
                                                   2001            2000
                                              --------------  --------------
Weighted average common shares used to
  compute basic net loss per share               24,064,191      19,358,916

Effect of dilutive securities                           -               -
                                              --------------  --------------
Weighted average common shares used to
  compute diluted net loss per share             24,064,191      19,358,916
                                              ==============  ==============

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Segment  Information
--------------------
Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in one segment.

The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped. Net sales by geographic area for the years ended December 31, were as follows:

                                                   2001            2000
                                              --------------  --------------
Net  sales
     United  States                           $     283,891   $     251,557
     The  Netherlands                                   -            70,000
     Japan                                            1,402          62,224
     Australia                                        5,522          54,818
                                              --------------  --------------
                                              $     290,815   $     438,599
                                              ==============  ==============

Impairment  of  Long-lived  Assets
----------------------------------
The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from an asset are less than its carrying value. In that event, a loss is recognized for the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company has not recognized any impairment losses.

Financing  Costs
----------------
Direct costs associated with obtaining capital stock are recorded as a reduction of proceeds. Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term.

Accounting  Pronouncements
--------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Pronouncements  (continued)
---------------------------------------
occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have any assets with indefinite lives.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe any adjustments are needed to the carrying value of its assets at December 31, 2001.

Going  Concern
--------------
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in 1995, the Company has accumulated losses aggregating $3,556,232, including a loss of $963,510 for the year ending December 31, 2001.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Going  Concern  (continued)
---------------------------
The Company had a working capital deficit of $419,126 and a stockholders' deficit of $522,665 at December 31, 2001. Management's plans for the Company's continued existence include a focus towards rental and sale of ice blast machines and away from services. The Company is actively pursuing marketing arrangements for its products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company which is more fully described in Note 3. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock.

The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  3  -  CONTRACT  WITH  FORD  MOTOR  COMPANY

In July 2001, the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility. The purchase order is for the design, manufacture, and installation of one Ice Blast cleaning station for a price of approximately $341,000 with commitments for an additional three similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system, which is required within 90 days of installation. The system was completed and shipped to Ford in December 2001 where it became fully operational in March 2002 after several factory-induced delays. The gear cleaning system is required to undergo three months of testing as part of Ford's Six Sigma implementation process before it is accepted.

The Company has recognized no revenue from the Ford system during the year ended December 31, 2001 with the exception of approximately $55,000 of engineering design fees, that are in addition to the price of the system. The remaining
$341,000 has been deferred and will be recognized as sales upon acceptance of the Ice Blast precision cleaning system by the customer.

NOTE  4  -  INVENTORY

Inventory  consists  of  the  following  at  December  31:

                                                   2001            2000
                                              --------------  --------------
Raw  materials                                $      13,141   $      10,943
Work  in  progress                                  308,949             -
                                              --------------  --------------
                                              $     322,090   $      10,943
                                              ==============  ==============

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  4  -  INVENTORY  (CONTINUED)

Work in progress represents costs associated with the development of a precision cleaning Ice Blast system for the Ford Motor Company as described in Note 3. At December 31, 2001, the system was substantially complete and was subsequently installed at Ford in 2002.

NOTE  5  -  EQUIPMENT

Equipment  is  recorded  at  cost  and consists of the following at December 31:

                                                   2001            2000
                                              --------------  --------------
Ice  Blasting  equipment                      $     475,147   $     383,015
Computer  equipment                                  60,290          40,232
                                              --------------  --------------
                                                    535,437         423,247
Accumulated depreciation and amortization          (305,271)       (211,306)
                                              --------------  --------------
                                              $     230,166   $     211,941
                                              ==============  ==============

Included in equipment is $318,663 and $270,253 of assets under capital lease with accumulated depreciation of $199,211 and $140,278 at December 31, 2001 and 2000, respectively.

During 1999, the Company entered into two sale and leaseback transactions with two unrelated entities, involving Ice Blast machines manufactured by the Company, whereby the Company received gross proceeds of $115,116. The Company recorded deferred gains on the transactions of $63,647. The deferred gains are being recognized as revenues over the related service period of the leased assets. Deferred gain amortization on the sale and leaseback transactions was $12,732 and $12,730 for the years ended December 31, 2001 and 2000, respectively.

NOTE  6  -  NOTES  PAYABLE

At  December  31,  2001,  the  Company  had  three  notes  payable  to unrelated individuals totaling $123,000. The notes are collateralized by accounts receivable from Ford Motor Company and bear interest at an annual rate of 12%. The notes are to be repaid upon the receipt of accounts receivable payments from Ford. The notes are also secured by personal guarantees of the two founders of Universal Ice Blast, Inc. One of the notes, in the principal amount of $33,000, included conversion rights allowing the note holder to convert any or all of the note balance to common stock in the Company at a value of $0.25 per share. This note was repaid subsequent to December 31, 2001 without the conversion rights being exercised.

At December 31, 1999, the Company had a note payable of $13,000 to an unrelated individual. During 2000, the Company paid $1,000 of principal, and the balance of the note was converted to 93,333 shares of the Company's common stock. Common stock issued in consideration for the notes payable was valued at fair value at the date of conversion.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Advances  From  Officers
------------------------
The Company has borrowed and repaid, on a revolving basis, certain amounts from its two founders, who are also the majority stockholders in the Company. Borrowings bear interest at an annual rate of 6.5%, are unsecured, and due on demand. Interest expense on advances from officers was $5,054 and $3,512, for the years ended December 31, 2001 and 2000, respectively.

Deferred  Officer  Compensation
-------------------------------
In 1999 and 2000, the Company's two founders agreed to defer a portion of their salaries, in order to preserve the Company's working capital. This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined. No additional compensation was deferred during the year ended December 31, 2001.

Due  To/From  Related  Parties
------------------------------
One of the Company's officers is a stockholder in three related companies, Ice Blast West, Inc. (IBW), Ice Blast Service Company, Inc. (IBSC) and Cascadia Environmental, Inc. In the past, the related companies have rented ice-blast machines from the Company, and performed ice-blasting services for unrelated entities. The Company has also borrowed and repaid certain amounts, and advanced and collected certain amounts, on a revolving basis, to these related companies. The advances have been non-interest bearing, unsecured, and due on demand. In July 2001, the Company acquired an MX90 ice blast machine from IBSC, in exchange for the assumption of a capital lease in the amount of $28,599 and by deemed settlements of a $35,531 receivable from IBSC and a $15,608 payable to IBW. The purchase price was below what an unrelated third party would have been charged. Previously outstanding balances were liquidated and no new transactions occurred. By December 31, 2001, these related entities had become inactive. The Company previously recognized $29,610 of rental income from IBSC for the year ended December 31, 2000.

During 2000, the Company issued 200,000 shares of common stock to two employees in exchange for the two employees assuming a note payable to Ice Blast West, Inc. of $30,000. In addition, included in accrued liabilities at December 31, 2001 and 2000 is $15,000 and $30,000, respectively, in accrued bonuses to these employees for services provided. The Company began paying the bonuses at a rate of $15,000 per year in 2001.

During 2000, the Company granted 66,400 shares of common stock to an entity owned by a brother of an officer in the Company as payment for machine components, valued at $9,960, that are used in the manufacture of the ice blast machines.

Ice  Blast  California
----------------------
Ice Blast California is a company owned by a brother of the Company's president. Ice Blast California acts in certain instances as a sales agent for the Company and also performs ice blasting services using equipment owned by the Company for which the Company invoices Ice Blast California. During 2001, the Company recorded revenue of $44,000 on sales to Ice Blast California.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  8  -  LONG-TERM  DEBT

At December 31, 2001 and 2000, the Company had long-term debt payable to an unrelated entity totaling $184,206 and $96,769, respectively. The debt is payable monthly, bears interest at 14.8%, is collateralized by Ice Blasting equipment, and matures November 2005 through October 2006. Future maturities of long-term debt for the years ending December 31 are as follows:

                          2002           $    42,228
                          2003                37,754
                          2004                43,749
                          2005                45,982
                          2006                14,493
                                         ------------
                                         $   184,206
                                         ============

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Leases
------
The Company leases its facilities and certain equipment under various capital and operating leases through May 2006. Future minimum lease payments required under non-cancelable capital and operating leases are as follows:

                                            Capital          Operating
Years  Ending  December  31,                Leases           Leases
----------------------------               --------------  --------------
           2002                            $      83,564   $      56,734
           2003                                   53,757          56,060
           2004                                   10,184          57,028
           2005                                      -            59,312
           2006                                      -            20,028
                                           --------------  --------------
Total minimum lease payments                     147,505   $     249,162
                                                           ==============
Less amount representing interest at
     the rates implicit in the leases            (24,303)
                                           --------------
Present value of minimum lease payments
     (includes current portion of $66,207) $     123,202
                                           ==============

Rental expense on operating leases totaled $56,930 and $46,338 in 2001 and 2000, respectively.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

Litigation
----------
Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. One suit has been filed. The Company is working to resolve these issues. In addition, a former sales representative is attempting to collect disputed commissions. In management's opinion, all reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

NOTE  10  -  COMMON  STOCK

During 2001 and 2000, the Company issued 4,171,501 and 3,021,750 shares of common stock, respectively, through private placements to accredited investors at a weighted average price of $0.16 per share.

During 2001 and 2000, the Company issued 246,260 and 509,161 shares of common stock, respectively, to certain employees, consultants, and a related party vendor for goods and services received (Note 7). The Company computed the number of common shares issued in these transaction based on the fair value of the goods or services received and the estimated fair value of the Company's common stock on the dates of issuance, which averaged $0.18 per share in 2001 and $0.15 per share in 2000. The Company has recognized expense of approximately $44,280 and $74,100 in 2001 and 2000, respectively, for the goods and services received.

During 2000, the Company issued 293,333 shares of common stock in consideration for assignment of notes payable (Notes 6 and 7). The average fair value of the shares issued was $0.14 per share.

From January 1, 2002 to March 2002, the Company issued 780,000 shares of common stock through private placements to accredited investors at $0.15 per share, generating proceeds of $117,000. See Note 13.

NOTE  11  -  STOCK  OPTION  PLAN

The Company has a stock option plan under which employees and consultants may be awarded incentive or nonstatutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. Under the plan, the option exercise price for incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant as determined by the board of directors, but for nonstatutory stock options the exercise price may be less than the fair market value of the Company's common stock. Options expire no later than ten years from the grant date, and vesting is established at the time of grant, with the vesting provisions specified in individual option agreements.

During 2001, the Company granted stock options to an employee which, based on the intrinsic value method, did not include a compensation element. During 2001, the Company granted options with a fair value of $84,738 estimated using the Black-Scholes option-pricing model to shareholders and a lender.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

During 2000, the Company granted to an employee stock options, which, based on the intrinsic value method, included a compensation element of $9,223. During 2000, the Company granted options to a consultant with a fair value of $8,218, estimated using the Black-Scholes option-pricing model. The compensation element of the options granted during 2000 has been recorded as additional paid-in capital and deferred compensation and is being amortized to expense over the vesting periods of the related options.

If the compensation cost for stock options granted to employees had been determined using the fair value method, the pro forma net loss per share would have been as follows:

                                                Years  Ended  December  31,
                                              ------------------------------
                                                   2001            2000
                                              --------------  --------------
Net loss:
     As  reported                             $    (963,510)  $    (722,737)
     Pro  forma                               $    (986,810)  $    (732,289)
Net  loss  per  common  share:
     As  reported                             $       (0.04)  $       (0.04)
     Pro  forma                               $       (0.04)  $       (0.04)

The fair value of the options granted to non-employees was estimated to be $0.13 in 2001, and $0.29 in 2000 using the Black-Scholes option-pricing model with the following assumptions on the date of grant: 0% dividend yield, 103% and 126% volatility, respectively, 0% forfeitures per year, risk-free interest rates ranging from 4.5% to 7%, and expected lives of five to ten years.

Stock  option  activity  is  as  follows:

                               Common  Shares        Weighted
                         --------------------------  Average
                         Available     Options       Exercise      Options
                         for Grant     Outstanding   Price         Exercisable
                         ------------  ------------  ------------  ------------
Balance, Dec. 31, 1999     3,148,125     2,851,875   $     0.079     2,748,750
                                                                   ============
     Granted                (125,000)      125,000   $     0.150
     Exercised                   -             -     $       -
     Forfeited                79,166       (79,166)  $    0.250
                         ------------  ------------
Balance, Dec. 31, 2000     3,102,291     2,897,709   $    0.086      2,872,709
                                                                   ============
     Granted              (1,698,466)    1,698,466   $    0.200
     Exercised               950,000      (950,000)  $    0.150
     Forfeited             2,625,000    (2,625,000)  $    0.075
                         ------------  ------------
Balance, Dec. 31, 2001     4,978,825     1,021,175   $    0.244      1,021,175
                         ============  ============  ============  ============

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  11  -  STOCK  OPTION  PLAN  (CONTINUED)

The  following  summarizes  options  outstanding  at  December  31,  2001:

                                     Weighted
                                     Average
                                     Remaining
     Exercise        Number          Contractual     Number
     Price           Outstanding     Life (Years)    Exercisable
     --------------  --------------  --------------  --------------

        $   0.15          253,542         3.20          253,542
        $   0.17           50,000         2.58           50,000
        $   0.25          220,000         1.30          220,000
        $   0.27          173,333         1.62          173,333
        $   0.30          265,133         2.30          265,133
        $   0.35           59,167         1.60           59,167
                     --------------                  --------------
                        1,021,175                     1,021,175
                     ==============                  ==============

Options forfeited in 2001 include 2,000,000 options previously issued to the Company's two founders, which were forfeited in exchange for the purchase of 6,900,000 shares under the terms of the loans described below. An additional 625,000 previously outstanding options were surrendered by officers and employees during 2001 in exchange for new options subsequently exercised as part of these same purchase and loan transactions.

The board of directors has approved and the Company has made loans to officers and employees to assist them in purchasing the Company's common stock. These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's common stock. In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 shares of common stock issued. The principal on these loans is repayable five years from the date of the loans' origination, with interest only payments required annually on or before December 31 of each year.

The aforementioned shareholder notes receivable, which total $1,169,650 at December 31, 2001, are reflected on the accompanying consolidated balance sheet as a reduction in stockholders' equity.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE  12  -  INCOME  TAXES

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $3,060,000, which are available to offset future federal taxable income. The net operating loss carryforwards expire in years ending 2013 through 2022.

Deferred  taxes  are  comprised  of  the  following  at  December  31:

                                                   2001            2000
                                              --------------  --------------
Deferred  tax  assets
     Net operating loss carryforwards         $   1,040,000   $     730,400
     Other                                          127,000         109,800
                                              --------------  --------------
Gross  deferred  tax  assets                      1,167,400         840,200

Deferred  tax  liability
     Depreciation                                   (54,800)        (52,100)
Valuation  allowance                             (1,112,600)       (788,100)
                                              --------------  --------------
                                              $         -     $         -
                                              ==============  ==============

Deferred tax assets have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization have not been met.

A reconciliation of the income tax benefit to the amount expected using the federal statutory rate follows:

                                                   2001            2000
                                              --------------  --------------
Expected amount using federal statutory rate  $     327,600   $     245,700
Non-deductible items                                 (3,100)         (2,900)
Increase in valuation allowance                    (324,500)       (242,800)
                                              --------------  --------------
                                              $         -     $         -
                                              ==============  ==============

NOTE  13  -  SUBSEQUENT  EVENTS

Shares  Issued
--------------
From January 1, 2002 to March 2002, the Company issued 780,000 shares of common stock through private placements to accredited investors at $0.15 per share, generating proceeds of $117,000.

Expansion  Activities
---------------------
Subsequent to December 31, 2001, the Company reached an agreement in principle to acquire certain assets of its Dutch distributor. The Company is in the process of forming a Dutch subsidiary in order to consummate the transaction. Terms are still being negotiated and no definitive agreements have been signed. The Company expects to finalize the formation of its Dutch subsidiary and the acquisition of these assets during the second quarter of fiscal 2002.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

On April 2, 2002, Moss Adams LLP ("Moss Adams") informed the Company that it was declining to stand for re-appointment as the Company's independent accountant. Moss Adams has served as the Company's independent accountant since 1999.

In connection with the audit for the years ended December 31, 2000 and 1999 and through April 2, 2002, the Company had no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Moss Adams, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

Moss Adams' report on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 contained a separate paragraph stating that "[T] he Company has sustained operating losses during 2000 and 1999, and has a working capital deficit of $235,466 and $253,162 at December 31, 2000 and 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2000 and 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty."

Except as specified above, Moss Adams' reports on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Moss Adams was provided with a copy of this disclosure and requested to furnish a letter addressed to the Securities and Exchange Commission ("SEC") stating whether it agrees with the above statements. A copy of Moss Adams' letter to the SEC dated April 8, 2002 is filed as Exhibit 16 to the Company's April 2, 2002 Form 8-K.

NEW  INDEPENDENT  ACCOUNTANT

On April 8, 2002 the Company engaged Williams & Webster, P.S. as the Company's independent accountant to audit the Company's financial statements for the year ended December 31, 2001.

During the years ended December 31, 2000 and 1999 and through April 8, 2002, the Company has not consulted with Williams & Webster, P.S. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of either a disagreement or a reportable event.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

   The names, ages and positions of the Company's directors and executive officers are as follows:

Name                   Age  Position
---------------------  ---  ----------------------------------------------------
Rory  Clarke            55  Chairman of the Board of Directors and Chief
                            Executive Officer
Sam Visaisouk, PhD      55  Director and President and Chief Operating Officer
David A. Saporta, CPA   49  Chief  Financial  Officer

   Rory Clarke has served as Chairman of the Board of Directors and Chief Executive Officer since its inception in December 1995. Mr. Clarke holds a business degree from the University of Cape Town and is a Chartered Accountant from South Africa. He has 30 years of international business experience in manufacturing and financial services industries. During that period and prior to co-founding Universal Ice Blast, Inc., Mr. Clarke served in senior financial and operational positions with First City Trust, F.H. Deacon Hodgson, Inc., Royal Le Page Commercial Company and others. His general management experience spans strategic planning, treasury functions, corporate acquisitions, dispositions, branch expansion and financing.

   Sam Visaisouk PhD, has served as the Company's President and Chief Operating Officer since its inception in December 1995. Mr. Visaisouk holds a B.S. in Chemical Physics from the University of Hawaii and a PhD. in Molecular Spectroscopy from the University of Victoria, BC. He has 25 years of experience as a scientist and inventor, during which time and before co-founding Universal Ice Blast, Inc., he served as President and Senior Scientist for ReTech, Ltd., a technology and commercialization organization. Mr. Visaisouk also was an Adjunct Professor in the Chemistry Department at the University of Victoria, and invented biocidal polymers for Monsanto, developed a process for preferential enhancement of essential fatty acids, and created the first working salinity battery. His business experience covers sales and marketing, augmenting his expertise in providing both conceptual and applied technology development and management, process optimization, and understandable technical communication.

   David Saporta, CPA has served as the Company's Chief Financial Officer since January 2002. Prior to joining Universal Ice Blast, Mr. Saporta was Director of Transaction Services at PricewaterhouseCoopers in Seattle from 1997 to 2001. From 1996 to 1997 he was the Chief Financial Officer of SECOR International, Inc. an environmental engineering and consulting firm.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

SECTION  16(A)  BENEFICIAL  OWNERSHIP  COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and holders of more than 10% of the Company Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2001 and written representations from certain Reporting Persons, the Company believes that, during the year ended December 31, 2001 the following filing requirements of
Section 16 (a) were not met: one Initial Statement of Beneficial Ownership of Securities on Form 3 and two Statements of Changes in Beneficial Ownership of Securities on Form 4 for three transactions were filed late for Rory Clarke; one Initial Statement of Beneficial Ownership of Securities on Form 3 and two Statements of Changes in Beneficial Ownership of Securities on Form 4 for three transactions were filed late for Sam Visaisouk. In addition, the Company believes that one Initial Statement of Beneficial Ownership of Securities on Form 3 has not been filed by Ernie Dantini.

ITEM  10.  EXECUTIVE  COMPENSATION

   The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its Executive Officers. No Company officers or employees total annual compensation has ever exceeded $100,000 during any fiscal year.

                                                 Securities
                                      Amount     Underlying
Name and Position     Year  Salary    Deferred   Options
--------------------  ----  --------  ---------  -----------
Rory  Clarke,  CEO    2001  $ 45,000  $     -        none
                      2000  $ 45,000  $  45,000      none
                      1999  $ 45,000  $   9,000      none

Sam Visaisouk,
President/COO         2001  $ 45,000  $     -        none
                      2000  $ 45,000  $  45,000      none
                      1999  $ 45,000  $   9,000      none

   During the fiscal year ended December 31, 2001, the Company granted no stock options to its executive officers or directors.

   During 2001 2,000,000 options previously issued to the Company's two founders, were forfeited in exchange for the purchase of 6,900,000 shares under the terms of the loans further described below. An additional 625,000 previously outstanding options were surrendered by officers and employees during 2001 in exchange for new options subsequently exercised as part of these same purchase and loan transactions.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   The Board of Directors has approved and the Company has made loans to officers and employees to assist them in purchasing the Company's Common Stock. These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's Common Stock. In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 of Common Stock issued. The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31

   There were no unexercised options held by the Company's named executive officers as of December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   At April 30, 2002 the Company had 34,166,653 shares outstanding. The table below contains information concerning each person who is (i) a director, (ii) a named executive officer, and (iii) known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock (its only class of outstanding equity securities).

                                      AMOUNT  AND  NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER  OF BENEFICIAL OWNERSHIP  PERCENT OF CLASS
------------------------------------  -----------------------  ----------------
Rory  Clarke(1)                              6,583,000                19.3%
533-6th  Street South
Kirkland, Washington 98033

Sam Visaisouk, PhD.(1)                       6,586,157                19.3%
533-6th Street South
Kirkland, Washington 98033

All Directors and Officers
As a Group (two individuals)                13,169,157                38.6%

(1) Messrs. Clarke and Visaisouk serve as Directors on the Company's Board of Directors and as the Company's Chairman/CEO and President/COO, respectively.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

   Advances from officers--The Company has borrowed and repaid, on a revolving basis, loans from Messrs. Clarke and Visaisouk, the Company's founders. Borrowings bear interest at an annual rate of 6.5%, are unsecured and due on demand. During the year ended December 31, 2001, the Company repaid $62,000, net of borrowings, and during 2000, the Company borrowed $81,000, net of repayments. At December 31, 2001, the Company owed $62,000 in advances from officers.

   Deferred officer compensation-- In 1999 and 2000, the Company's two founders agreed to defer a portion of their salaries, in order to preserve the Company's working capital. Approximately $96,000 was deferred in 1999 and approximately $17,000 was deferred in 2000. This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined. No additional compensation was deferred during the year ended December 31, 2001.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

   Transactions with related parties--- Mr. Clarke is a stockholder in three related companies, Ice Blast West, Inc. (IBW), Ice Blast Service Company, Inc.
(IBSC) and Cascadia Environmental, Inc. In the past, the related companies have rented ice-blast machines from the Company, and performed ice-blasting services for unrelated entities. The Company has also borrowed and repaid certain amounts, and advanced and collected certain amounts, on a revolving basis, to these related companies. The advances have been non-interest bearing, unsecured, and due on demand. During the year ended December 31, 2001, these entities became inactive and, in July 2001, the Company acquired an MX90 ice blast machine from IBSC, in exchange for the assumption of a capital lease in the amount of $28,599 and by deemed settlements of a $35,531 receivable from IBSC and a $15,608 payable to IBW. The purchase price was below what an unrelated third party would have been charged. Previously outstanding balances were liquidated and no new transactions occurred. The Company recognized $29,610 of rental income from IBSC for the year ended December 31, 2000.

   During 2000, the Company issued 200,000 shares of Common Stock to two employees in exchange for the two employees assuming a note payable to Ice Blast West, Inc. of $30,000. In addition, included in accrued liabilities at December 31, 2001 and 2000 is $15,000 and $30,000, respectively in accrued bonus to these employees for services provided. The Company began paying the bonuses at a rate of $15,000 per year in 2001.

   Ice Blast California is a company owned by a brother of Mr. Visaisouk, the Company's President. Ice Blast California acts a sales agent for the Company and also performs ice blasting services using equipment owned by the Company for which the Company invoices Ice Blast California. During 2001the Company recorded revenue of $44,500 on sales to Ice Blast California.

   The Company also purchases molded production and experimental machine parts, covered by its patents and made solely for the Company per the Company's specifications, from a company owned by another brother of Mr. Visaisouk. The Company provides the required resins, epoxies and other materials necessary to mold and fabricate theses parts and pays him for the production thereof. Management believes that comparable costs could not be achieved from alternative vendors. During 2000 the Company issued 66,400 shares of is Common Stock in settlement of a trade payable in the amount of $9,960.

   As discussed in Item 10, during 2001, the Board of Directors has approved and the Company has made loans to officers and employees to assist them in purchasing the Company's Common Stock. These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's Common Stock subscribed to and acquired pursuant to exercise of the options. In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 of Common Stock issued. The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31.

   Apart from the issuance of the aforementioned loans to purchase stock, none of the transactions with related parties involve amounts exceeding $60,000 during any year that the Company has been in existence.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K.

(a)  Exhibits

Exhibit
No.      Description
-------  -----------------------------------------------------------------------
3.1     Articles  of  Incorporation*

3.2     Amended  and  Restated  By-laws*

10.1 Industrial Lease Agreement of Kirkland Commerce Center to Universal Ice Blast dated March 5, 2001*

10.2    Universal  Ice  Blast,  Inc.  1999  Stock  Plan*

10.3 Purchase Order dated August 3, 2001 from Ford Motor Company as amended on January 11, 2002 and April 24, 2002. Portions of this exhibit have been omitted and filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

21.1    Subsidiaries  of  the  Company*

24.1    Power of Attorney (included on signture page to this Form 10KSB)

*  Previously  Filed.

(b) Reports on Form 8K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

On April 8, 2002 the Company filed a report on Form 8-K disclosing that Moss Adams, LLP had declined to stand for re-appointment as the Company's independent accountants. This report also disclosed the fact that the Company had appointed Williams & Webster, P.S. as its independent accountants.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10K-SB
                      For the year ended December 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal  Ice  Blast,  Inc.

By:     /s/   Rory  Clarke
------------------------------
RORY CLARKE, DIRECTOR AND CEO

Date:  May  15th,  2002

                                POWER OF ATTORNEY

     KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rory Clarke his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, and in any and all capacities, to sign the Form 10-KSB to which this power of attorney is attached, any and all amendments and supplements to this Form 10-KSB, and any and all instruments or documents filed as part of or in conjunction with this Form 10-KSB or amendments or supplements thereto, and to file this Form 10-KSB, all such amendments and supplements, and all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signatures               Title                            Date
--------------------     ----------------------------     ---------------

/s/ Rory Clarke
--------------------     Chief Executive Officer          May  15,  2002
Rory  Clarke               and Director

/s/ Sam Visaisouk
--------------------     President and Director           May  15,  2002
Sam  Visaisouk

/s/ David A. Saporta
--------------------     Chief Financial Officer          May  15,  2002
David  A.  Saporta