Form 10QSB
period 2002-03-31
UNIVERSAL ICE BLAST INC
filed 2002-05-17
CIK 1067530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from ___________ to ___________


                       Commission file number:  000-32711

                            UNIVERSAL ICE BLAST, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       88-0360067
(State or other jurisdiction of             (IRS  Employer  Identification  No.)
 incorporation or organization)

                    533 6th Street South, Kirkland, WA 98033
                    (Address of principal executive offices)

                                 (425) 893-8424
                           (Issuer's telephone number)

    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,166,654 at April 30, 2002.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                         Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited)                         3


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results  of  Operations                                              12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           15

                          Part II - Other Information

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities                                                15

Item 3. Defaults Upon Senior Securities                         (a)

Item 4. Submission of Matters to a Vote of Security Holders     (a)

Item 5. Other Information                                       (a)

Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures Page                                                              16




(a) There are no issues requiring disclosure for these items and they have therefore been omitted

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                         For the period ended March 31, 2002



                          PART  I.  FINANCIAL  INFORMATION



ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS



                            UNIVERSAL ICE BLAST, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                   March 31,      December 31,
                                                     2002             2001
                                                  (Unaudited)
                                                 --------------  --------------
                                     ASSETS

CURRENT  ASSETS

    Cash and cash equivalents                    $      25,768   $      54,455
    Accounts receivable - trade                        263,409         347,147
    Interest receivable on shareholder notes            18,746             -
    Inventory                                          383,900         322,090
    Prepaid  expenses  and  other                       12,227             -
                                                 --------------  --------------
       Total  current  assets                          704,050         723,692

EQUIPMENT,  net                                        204,185         230,166
OTHER  ASSETS                                           10,525          10,525
                                                 --------------  --------------

       Total  assets                             $     918,760   $     964,383
                                                 ==============  ==============

                            UNIVERSAL ICE BLAST, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                   March 31,      December 31,
                                                     2002             2001
                                                  (Unaudited)
                                                 --------------  --------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
    Accounts  payable                            $     378,263   $     467,982
    Notes  payable                                     217,810         123,000
    Accrued  liabilities                                28,570          40,087
    Customer  deposits                                  25,000             -
    Advances  from officers                             32,847          62,087
    Deferred  revenue                                  420,852         341,327
    Current portion of capital lease
      obligations and long-term debt                   101,666         108,335
                                                 --------------  --------------
       Total  current  liabilities                   1,205,008       1,142,818
                                                 --------------  --------------

LONG-TERM  LIABILITIES
    Capital lease obligations,
      net of current portion                            44,685          57,109
    Long-term debt, net of current portion             129,557         141,964
    Deferred gains from sale/leasebacks                 25,712          28,895
    Deferred officers' compensation                    116,262         116,262
                                                 --------------  --------------
Total  long-term  liabilities                          316,216         344,230
                                                 --------------  --------------

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 5,000,000
      shares authorized, none issued                       -               -
    Common stock, $0.001 par value, 100,000,000
     shares authorized, 34,166,654 and
     33,109,654 shares issued and outstanding
     in  2002  and  2001, respectively                  34,166          33,109
    Additional  paid-in capital                      4,227,925       4,085,370
    Shareholder notes receivable                    (1,169,650)     (1,169,650)
    Stock options and warrants                         103,654          84,738
    Accumulated  deficit                            (3,798,559)     (3,556,232)
                                                 --------------  --------------
       Total stockholders' deficit                    (602,464)       (522,665)
                                                 --------------  --------------
Total liabilities and stockholders' deficit      $     918,760   $     964,383
                                                 ==============  ==============








    The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERSAL ICE BLAST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2002             2001
                                                 --------------  --------------
REVENUE
  Sales  of  machines  and  accessories          $       3,594   $       3,183
  Service  and  rental  income                          42,906          65,464
                                                 --------------  --------------
     Total Revenue                                      46,500          68,647
                                                 --------------  --------------

COST  OF  REVENUE
  Machines  and  accessories                               625             -
  Service  and  rental                                  36,087          35,719
                                                 --------------  --------------
     Total Cost of Revenue                              36,712          35,719
                                                 --------------  --------------

     Gross Profit                                        9,788          32,928
                                                 --------------  --------------

OPERATING  EXPENSES
  General  and  administrative                         184,590         124,931
  Research  and  development                            42,416          46,174
  Selling  and  marketing                               20,795          13,455
                                                 --------------  --------------
     Total Operating Expenses                          247,801         184,560
                                                 --------------  --------------

OPERATING LOSS                                        (238,013)       (151,632)
INTEREST  INCOME                                        19,098             -
INTEREST  EXPENSE                                      (23,412)         (9,753)
                                                 --------------  --------------

NET  LOSS                                        $    (242,327)  $    (161,385)
                                                 ==============  ==============

BASIC  AND  DILUTED  NET  LOSS  PER  SHARE       $       (0.01)  $       (0.01)
                                                 ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING USED IN
  BASIC AND DILUTED PER-SHARE CALCULATION           33,207,432      20,919,560
                                                 ==============  ==============












    The accompanying notes are an integral part of these consolidated financial statements

                            UNIVERSAL ICE BLAST, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                      Common  Stock         Additional    Shareholder   Stock
                --------------------------  Paid-in       Notes         Options       Accumulated
                Shares        Amount        Capital       Receivable    and Warrants  Deficit       Total
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
Dec.31, 2001      33,109,654  $    33,109   $ 4,085,370   $(1,169,650)  $    84,738   $(3,556,232)  $  (522,665)

Common stock
 issued for cash     780,000          780       116,182           -             -             -         116,962

Shares and
 warrants issued
 to consultants
 providing
 services to
 the Company         277,000          277        26,373           -          15,916           -          42,566

Stock options
 issued as
 compensation            -            -             -             -           3,000           -           3,000

Net  loss                -            -             -             -             -        (242,327)     (242,327)
                ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE,
March 31, 2002    34,166,654  $    34,166   $ 4,227,925   $(1,169,650)  $   103,654   $(3,798,559)  $  (602,464)
                ============  ============  ============  ============  ============  ============  ============































    The accompanying notes are an integral part of these consolidated financial statements

                            UNIVERSAL ICE BLAST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2002             2001
                                                 --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net loss                                       $    (242,327)  $    (161,385)
  Adjustments to reconcile net loss to net
  cash from operating activities
    Depreciation  and  amortization                     26,569          21,339
    Common stock and warrants issued for
      goods  and  services                              42,566             -
    Stock options issued as compensation                 3,000             -
    Amortization of deferred stock-based
      compensation                                         -             1,500
    Amortization of deferred gain on
      sale/leaseback transactions                       (3,183)          (3,183)
  Changes in operating assets and liabilities
    Accounts receivable - trade                         83,738           (3,835)
    Accounts receivable - related parties                  -             (4,131)
    Interest receivable on shareholder notes           (18,746)             -
    Inventory                                          (61,810)          (4,210)
    Prepaid expenses and other                         (12,227)         (29,940)
    Accounts payable                                   (18,169)          (1,517)
    Accrued  liabilities                               (11,517)         (16,891)
    Due to related parties                                 -                (50)
    Deferred  revenue                                   79,525              -
    Deferred officers' compensation                        -             24,221
    Customer  deposits                                  25,000              -
                                                 --------------  --------------
Net  cash  used in operating activities               (107,581)       (178,082)
                                                 --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Purchases  of  equipment                                (588)            -
                                                 --------------  --------------
Net cash used in investing activities                     (588)            -
                                                 --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Payments on capital lease  bligations                (18,063)        (14,596)
  Proceeds from borrowings on notes payable             56,260             -
  Proceeds from issuance of common stock               116,962         168,649
  Payments on advances from officers                   (29,240)        (27,984)
  Payments on long-term debt                           (13,437)         (5,927)
  Payments of notes payable                            (33,000)            -
                                                 --------------  --------------
Net cash provided by financing  activities              79,482         120,142
                                                 --------------  --------------
DECREASE  IN  CASH  AND  CASH  EQUIVALENTS             (28,687)        (57,940)

CASH  AND  CASH  EQUIVALENTS
  Beginning  of  period                                 54,455          66,413
                                                 --------------  --------------
       End  of  period                           $      25,768   $       8,473
                                                 ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            UNIVERSAL ICE BLAST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2002             2001
                                                 --------------  --------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest  paid                                 $      15,609   $       7,514
                                                 ==============  ==============

  Income  taxes  paid                            $         -     $         -
                                                 ==============  ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Conversion of accounts payable to note payable   $      71,550   $         -

Stock options issued as compensation             $       3,000   $         -

Common stock and warrants issued for
  goods  and  services                           $      42,566   $         -



































    The accompanying notes are an integral part of these consolidated financial statements

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION  OF  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2001 Annual Report on Form 10-KSB.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily representative of operating results to be expected for the entire fiscal year.

NOTE  2  -  USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE  3  -  FINANCIAL  CONDITION,  LIQUIDITY  AND  GOING  CONCERN

   The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in 1995, the Company has accumulated losses aggregating $3,798,000, including a loss of $242,000 for the three-month period ended March 31, 2002.

   The Company had a working capital deficit of $500,000 and a stockholders' deficit of $602,000 at March 31, 2002. Management's plans for continued existence include a focus towards rental and sale of ice blast machines and away from services. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described in Note 5. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or from additional borrowings.

   As further described in Note 9, during the three months ended March 31, 2002, the Company converted approximately $72,000 in trade accounts payable to one supplier to a short-term note payable bearing interest at an annual rate of 18%. The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

NOTE  4  -  COMMON  STOCK

During the three months ended March 31, 2002, the Company issued 780,000 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $116,962 to four investors, all of whom were accredited investors and/or existing shareholders of the Company. During the same period, under Section 4(2) of the Securities Act the Company issued 277,000 shares of common stock and 100,000 warrants to four investors for goods and services having a fair market value of $42,566. All common shares issued above are restricted subject to Rule 144.

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS

     The Company has a stock option plan under which employees, consultants and others may be awarded incentive or non-statutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2001 options outstanding, all of which were non-statutory, totaled 1,021,175. New options to purchase 650,000 shares of stock were granted to employees at prices from $0.20 to $0.25 during the quarter ended March 31, 2002. Of the options granted, 350,000 vested immediately, with the balance vesting over four years. Based on the intrinsic value method, 150,000 of the vesting options included a compensation element in the amount of $3,000.

NOTE  6  -  CONTRACT  WITH  THE  FORD  MOTOR  COMPANY

     During 2001 the Company designed, assembled, and installed a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor
Company. The purchase order is for a price of approximately $341,000 with commitments for an additional three similar systems. Ford's commitments will be automatically triggered upon Ford's acceptance of the first system, which is required within 90 days of installation. The gear cleaning system became fully operational in March 2002 after several factory-induced delays. The system is required to undergo three months of testing as part of the Six Sigma Implementation Ready process.

The Company has recognized no revenue from the Ford system during the quarter ended March 31, 2002. Likewise, during the year ended December 31, 2001, the Company recognized no revenue with the exception of approximately $55,000 of engineering design fees that are in addition to the price of the system. The remaining $341,000 has been deferred and will be recognized as sales upon acceptance of the Ice Blast precision cleaning system by the customer.

NOTE  7  -  FOREIGN  OPERATIONS

During the three month period ended March 31, 2002, the Company reached an agreement in principle to acquire certain assets of its Dutch distributor. The Company is in the process of forming a Dutch subsidiary in order to consummate the transaction. Terms are still being negotiated and no definitive agreements have been signed. The Company expects to finalize the formation of its Dutch subsidiary and the acquisition of these assets during the second quarter of fiscal 2002.

                            UNIVERSAL ICE BLAST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

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

NOTE  9  -  SUBSEQUENT  EVENTS

   Subsequent to March 31, 2002, The Company received payments on accounts receivable from Ford of approximately $77,000. Approximately $32,000 of these proceeds were used to repay a note payable as further described below.

   Subsequent to March 31, 2002, the Company repaid a note payable in the amount of approximately $32,000 and subsequently borrowed an additional $32,000 from the same lender. The new note is collateralized by accounts receivable from Ford and bears interest at an annual rate of 12%. The note is to be repaid upon the receipt of accounts receivable payments from Ford. The Company also issued a note payable to another lender subsequent to March 31, 2002 in the amount of $25,000. The note is also collateralized by accounts receivable from Ford and bears interest at an annual rate of 12%. This note is to be repaid upon the receipt of accounts receivable payments from Ford. The terms of the note include conversion rights allowing the note holder to convert any or all of the note balance to common stock in the Company at a value of $0.15 per share.

   Subsequent to March 31, 2002 the Company extended the term of the short term note payable to a supplier described in Note 3. The new note payable is in the amount of approximately $72,000 and bears interest at an annual rate of 18%. One half of the principal balance is due on August 1, 2002 with the remaining balance due on November 1, 2002. The note is secured by personal guarantees of the two founders of Universal Ice Blast, Inc.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                       For the period ended March 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the "Quarterly Report") and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's December 31, 2001 Annual report on Form 10-KSB (the "Annual Report").

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     During the three months ended March 31, 2002, revenues decreased by 28% to $46,000 as compared to the three months ended March 31, 2001. First quarter 2002 sales of machines and accessories increased to $4,000 from $3,000 during the comparable three month period of 2001, while service and rental income decreased 52% to $43,000 during the three months ended March 31, 2001 from $65,000 during the comparable period of 2001. The Company sold no machines during the first three months of both 2002 and 2001. However, orders were received and assembly initiated on three machines for customers other than Ford. The Company has invoiced customers for approximately $80,000 on these orders but all revenue has been deferred until the machines are complete, shipped and accepted by the customers. Machine revenue represents the amortization of deferred gains on sale/leaseback transactions originating in 1999. The decrease in service and rental income is attributable to a fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

     Gross profit decreased to $10,000 during the three months ended March 31, 2002 as compared to $33,000 during the comparable period of the prior year. As a percent of sales, gross profit decreased to 21% during the three months ended March 31, 2002 as compared to 48% during the comparable period of 2001. Gross profits from sales of machines and accessories remained unchanged at $3,000 during the first three months of 2002 compared to the comparable 2001 period due primarily to the fact that no machine were sold during either period. Gross profits from services and rental income decreased to $7,000 during the three months ended March 31, 2002 as compared to $30,000 for the comparable period of 2001. The $23,000 decrease in service and rental gross profit is the result lower rental and service rates obtained on 2002 work and an increase in depreciation expense on new equipment.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                       For the period ended March 31, 2002

     For the three months ended March 31, 2002, general and administrative expense increased 47% to $184,000 from $125,000 during the comparable period of 2001. The $59,000 increase is the result of increased payroll costs, which include the appointment of a Chief Engineer, as well as increased fees paid to financing and public relations consultants.

     Research and development expenses decreased 9% to $42,000 during the three months ended March 31, 2002 as compared to $46,000 during the comparable period of 2001. The $4,000 decrease in research and development expenses is the result of lower patent expenses in 2002. The Company expects to incur additional R&D costs in connection with the Ford project throughout the manufacturing process, as new engineering and operational issues arise. The actual amount of such costs, while expected to be significant, cannot be determined at this time. All costs of engineering consulting and prototype development related to the Ford project are being expensed as research and development costs.

     Selling and marketing expenses increased $8,000 to $21,000 during the three months ended March 31, 2002 as compared to $13,000 for the comparable prior year period. The increase in selling and marketing expenses is attributable to the hiring of a Vice President of Sales & Marketing in early 2002.

     The Company's operating losses increased by $86,000 to $238,000 for the three months ended March 31, 2002 from $152,000 for the comparable 2001 period. The $23,000 decrease in gross profit on service and rental sales combined with the $59,000 increase in general and administrative expenses accounted for the increase in operating losses. Management anticipates incurring additional future operating losses through the remainder of 2002.

     During the quarter ended March 31, 2002, the Company recorded interest income in the amount of $19,000 in connection with Shareholder notes receivable in the aggregate amount of approximately $1,170,000. The Shareholder notes receivable resulted from the Company's issuance of common stock to a officers and employees during the year ended December 31, 2001. The Company reported no interest income during the three month period ended March 31, 2001.

     Interest expense increased by $13,000 to $23,000 during the three months ended March 31, 2002 as compared to $10,000 for the comparable three months of the prior year. This increase is the result of interest on new long-term debt and notes payable which the company incurred in late 2001 and early 2002. As a result of the Company's working capital deficit of $500,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

   As of March 31, 2002, the Company had cash and cash equivalents of $26,000. During the quarter ended March 31, 2001, operating activities used cash of $108,000 as compared to $178,000 during 2001. Cash used by operating activities resulted primarily from the Company's net loss reduced by depreciation and amortization and other non-cash charges. The Company used cash of $600 for capital expenditures during the three months ended March 31, 2002 as compared to zero for 2001. The Company has no significant commitments for future purchases of capital assets.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                       For the period ended March 31, 2002

   Financing activities provided cash of $79,000 during the quarter ended March 31, 2001 as compared to $120,000 during 2001. Cash has been provided primarily from sale of Company Common Stock, which provided $117,000 and $169,000 during 2002 and 2001, respectively. Payments on capital lease obligations used cash of $18,000 and $15,000 during 2002 and 2001. Proceeds from notes payable provided cash of $56,000 in 2002 while repayments of notes payable used cash of $33,000. No notes payable activity occurred in the three months ended March 31, 2001. Long-term debt repayments were $13,000 in 2002 as compared to $6,000 in 2001. The Company borrows and repays, on a revolving basis, cash advances from its two Founders and Officers. Repayment of such advances totaled $29,000 and $28,000 in 2002 and 2001, respectively.

   The Company had a working capital deficit of $500,000 and a stockholders' deficit of $602,000 at March 31, 2002. Management's plans for continued existence include a focus towards rental and sale of ice blast machines and away from services. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described in Note 6. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or additional borrowings.

   The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over the next three to six months by operating losses. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least $250,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. To further supplement these activities, the Company has engaged two investment-banking firms to assist in securing funding, with an objective of raising at least $2 million. Management is confident that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company's business, operating results and financial condition as well as its ability to service debt requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's December 31, 2001 consolidated financial statements, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                       For the period ended March 31, 2002

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

   The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments and does not engage in any hedging transactions.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

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

ITEM  2.  CHANGES  IN  SECURITIES

   During the three months ended March 31, 2002, the Company issued 780,000 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $116,962 to four investors, all of whom were accredited investors and/or existing shareholders of the Company. During the same period, under Section 4(2) of the Securities Act the Company issued 277,000 shares of common stock and 100,000 warrants to four investors for goods and services having a fair market value of $42,566. All common shares issued above are restricted subject to Rule 144.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FROM  8K.

(a)  Exhibits  -  None.

(b)  Reports  on  Form  8K.   No  reports  on Form 8-K were filed by the Company
during  the  quarter  ended  March  31,  2002.

On April 8, 2002 the Company filed a report on Form 8-K disclosing that Moss Adams, LLP had declined to stand for re-appointment as the Company's independent accountants. This report also disclosed the fact that the Company had appointed Williams & Webster, P.S. as its independent accountants.

                            UNIVERSAL ICE BLAST, INC.
                                   FORM 10-QSB
                       For the period ended March 31, 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Universal  Ice  Blast,  Inc.



By:     /s/   David  A.  Saporta
-----------------------------------------------
DAVID A. SAPORTA, CHIEF FINANCIAL OFFICER

Date:  May 17, 2002