Form 10QSB
period 2002-06-30
UNIVERSAL ICE BLAST INC
filed 2002-08-08
CIK 1067530

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ______________ to _______________

Commission file number:

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,559,986 at July 29, 2002.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB


                              TABLE OF CONTENTS



                       Part I - Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)                        1
Item 2.  Management's Discussion and Analysis of Financial Condition         10
         And Results of Operations
Item 3.  Quantitative and Qualitative Disclosure about Market Risk           15

                        Part II - Other Information

Item 1.  Legal Proceedings                                                   15
Item 2.  Changes in Securities                                               15
Item 3. Defaults Upon senior Securities                                      (a)
Item 4. Submission of Matters to a Vote of Security Holders                  (a)
Item 5. Other Information                                                    (a)
Item 6. Exhibits and Reports on Form 8-K                                     16
Signature Page                                                               16
Index to Exhibits                                                            16

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  June 30,                 December 31,
                                                                    2002                      2001
                                                                 (Unaudited)
                                                             ------------------        ------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                $          46,195         $          54,455
    Accounts receivable - trade                                         81,220                   347,147
    Interest receivable on shareholder notes                            37,701                       -
    Inventory                                                           63,710                   322,090
    Prepaid expenses and other                                           8,152                       -
                                                             ------------------        ------------------
       Total current assets                                            236,978                   723,692
                                                             ------------------        ------------------
EQUIPMENT, net                                                         180,898                   230,166
OTHER ASSETS                                                            10,525                    10,525
                                                             ------------------        ------------------
                                                             $         428,401         $         964,383
                                                             ==================        ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                          $        340,045          $        467,982
    Notes payable                                                      292,487                   123,000
    Accrued liabilities                                                 47,572                    40,087
    Customer deposits                                                    9,700                       -
    Advances from officers                                               4,805                    62,087
    Deferred revenue                                                   189,094                   341,327
    Current portion of capital lease obligations and
      long-term debt                                                    95,609                  108,335
                                                             ------------------        ------------------
       Total current liabilities                                       979,312                1,142,818
                                                             ------------------        ------------------
LONG-TERM LIABILITIES
    Capital lease obligations, net of current portion                   31,861                    57,109
    Long-term debt, net of current portion                             127,288                   141,964
    Deferred gains from sale/leasebacks                                 22,529                    28,895
    Deferred officers' compensation                                    164,705                   116,262
                                                             ------------------        ------------------
       Total long-term liabilities                                     346,383                   344,230
                                                             ------------------        ------------------
STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, none issued.                                             -                         -
Common stock, $0.001 par value, 100,000,000 shares
      authorized, 34,239,987 and 33,109,654 shares issued
      and outstanding in 2002 and 2001, respectively                    34,239                    33,109
    Additional paid-in capital                                       4,238,852                 4,085,370
    Shareholder notes receivable                                    (1,169,650)               (1,169,650)
    Stock options and warrants                                         103,654                    84,738
    Accumulated deficit                                             (4,104,389)               (3,556,232)
                                                             ------------------        ------------------
       Total stockholders' deficit                                    (897,294)                 (522,665)
                                                             ------------------        ------------------
                                                             $         428,401         $         964,383
                                                             ==================        ==================


The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          Three Months Ended June 30,      Six Months Ended June 30,
                                        ------------------------------  ------------------------------

                                             2002            2001            2002            2001
                                        --------------  --------------  --------------  --------------
REVENUE

  Sales of machines and accessories     $     381,350   $       7,130   $     384,944   $      10,313
  Service and rental income                    28,575          55,656          71,481         121,120
                                        --------------  --------------  --------------  --------------
  Total Revenue                               409,925          62,786         456,425         131,433
                                        --------------  --------------  --------------  --------------

COST OF REVENUE
  Machines and accessories                    365,815           1,114         366,440           1,114

  Service and rental                           29,558          19,441          65,645          55,160
                                        --------------  --------------  --------------  --------------
   Total Cost of Revenue                      395,373          20,555         432,085          56,274
                                        --------------  --------------  --------------  --------------
                                               14,552          42,231          24,340          75,159
                                        --------------  --------------  --------------  --------------

OPERATING EXPENSES
  General and administrative                  220,865         182,793         405,455         307,724

  Research and development                     50,527          49,757          92,943          95,931
  Selling and marketing                        48,810          12,794          69,605          26,249
                                        --------------  --------------  --------------  --------------
  Total Operating Expenses                    320,202         245,344         568,003         429,904
                                        --------------  --------------  --------------  --------------


OPERATING LOSS                               (305,650)       (203,113)       (543,663)       (354,745)

INTEREST INCOME                                19,695             -            38,793             -

INTEREST EXPENSE                              (19,875)         (9,551)        (43,287)        (19,304)
                                        --------------  --------------  --------------  --------------
NET LOSS                                $    (305,830)  $    (212,664)  $    (548,157)  $    (374,049)
                                        ==============  ==============  ==============  ==============

BASIC AND DILUTED

NET LOSS PER SHARE                      $       (0.01)  $       (0.01)  $       (0.02)  $       (0.02)
                                        ==============  ==============  ==============  ==============


WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND

DILUTED PER-SHARE CALCULATION              34,166,654      22,250,949      33,687,044      21,761,393
                                        ==============  ==============  ==============  ==============









The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED  JUNE 30, 2002
(UNAUDITED)


                                                                                          Stock
                                                             Additional   Shareholder     Options
                                 Common Stock                 Paid-in        Notes          and       Accumulated
                                   Shares        Amount       Capital      Receivable     Warrants       Deficit       Total
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, December 31, 2001        33,109,654  $    33,109   $ 4,085,370   $(1,169,650)  $    84,738   $(3,556,232)  $  (522,665)

   Common stock issued for cash      853,333          853       127,109           -             -             -         127,962

    Shares  and  warrants issued
      to consultants providing
      services to the Company        277,000          277        26,373           -          15,916           -          42,566

   Stock options issued as
     compensation                        -            -             -             -           3,000           -           3,000

   Net loss                              -            -             -             -             -        (548,157)     (548,157)
                                ------------  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, June 30, 2002            34,239,987  $    34,239   $ 4,238,852   $(1,169,650)  $   103,654   $(4,104,389)  $  (897,294)
                                ============  ============  ============  ============  ============  ============  ============



































The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                         ------------------------------
                                                                              2002            2001
                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                          $    (548,157)  $    (374,049)
       Adjustments to reconcile net loss to net cash used by
        operating activities
           Depreciation and amortization                                        49,856          43,769
           Common stock and warrants issued for goods and services              42,566          11,250
           Stock options issued as compensation                                  3,000             -
           Amortization of deferred stock-based compensation                       -            3,000
           Amortization of deferred gain on sale/leaseback transactions         (6,366)        (6,366)
           Changes in operating assets and liabilities
                Accounts receivable - trade                                    265,927          8,676
                Accounts receivable - related parties                              -           (7,039)
                Interest receivable on shareholder notes                       (37,701)           -
                Inventory                                                      258,380        (20,630)
                Prepaid expenses and other                                      (8,152)       (16,598)
                Accounts payable                                               (30,981)        68,950
                Accrued liabilities                                              7,485         (8,480)
                Due to related parties                                             -              (50)
                Deferred revenue                                              (152,233)           -
                Deferred officers' compensation                                 48,443         48,443
                Customer deposits                                                9,700            -
                                                                         --------------  --------------
                    Net cash  used in operating activities                     (98,233)       (249,124)
                                                                         --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of equipment                                                     (588)        (22,260)
                                                                         --------------  --------------
                   Net cash used in investing activities                          (588)        (22,260)
                                                                         --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on capital lease obligations                                   (35,863)        (27,782)
       Proceeds from long term debt borrowing                                      -            49,500
       Proceeds from borrowings on notes payable                               148,979             -
       Proceeds from issuance of common stock                                  127,962         248,649
       Advances from officers                                                    4,000             -
       Payments on advances from officers                                      (61,282)        (54,274)
       Payments on long-term debt                                              (16,787)         (8,279)
       Payments of notes payable                                               (76,448)            -
                                                                         --------------  --------------
                   Net cash provided by financing activities                    90,561         207,814
                                                                         --------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (8,260)        (63,570)
CASH AND CASH EQUIVALENTS
       Beginning of period                                                      54,455          66,413
                                                                         --------------  --------------
       End of period                                                     $      46,195   $       2,843
                                                                         ==============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                        $      38,156   $      19,036
    Income taxes paid                                                    $         -     $         -
NON-CASH INVESTING AND FINANCING TRANSACTIONS
       Conversion of accounts payable to notes payable                   $      96,956   $         -
       Stock options issued as compensation                              $       3,000   $         -
       Common stock and warrants issued for goods and services           $      42,566   $         -


The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2002 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

NOTE 3 - FINANCIAL CONDITION, LIQUIDITY AND GOING CONCERN

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in 1995, the Company has accumulated losses aggregating $4,104,000, including a loss of $548,000 for the six-month period ended June 30, 2002.

     The Company had a working capital deficit of $742,000 and a stockholders' deficit of $897,000 at June 30, 2002. Management's plans for continued existence include a focus towards sales of ice blast systems and machines and raising additional capital through the sale of common stock and issuance of debt. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company ("Ford") as more fully described in Note 6. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or from additional borrowings.

      During the six months ended June 30, 2002, the Company converted approximately $97,000 in trade accounts payable to two suppliers to short-term notes payable bearing interest at annual rates of 12% and 18%. The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNIVERSAL ICE BLAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

NOTE 4 - COMMON STOCK

      During the six months ended June 30, 2002, the Company issued 853,333 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $127,962 to five investors, all of whom were accredited investors and/or existing shareholders of the Company. During the same period, under Section 4(2) of the Securities Act the Company issued 277,000 shares of common stock and 100,000 warrants to four investors for goods and services having a fair market value of $42,566. All common shares issued above are restricted subject to Rule 144.

NOTE 5 - STOCK OPTIONS AND WARRANTS

     The Company has a stock option plan under which employees, consultants and others may be awarded incentive or non-statutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2001 options outstanding, all of which were non-statutory, totaled 1,021,175. New options to purchase 650,000 shares of stock were granted to employees at prices from $0.20 to $0.25 during the six months ended June 30, 2002. Of the options granted, 350,000 vested immediately, with the balance vesting over four years. Based on the intrinsic value method, 150,000 of the vesting options included a compensation element in the amount of $3,000. During the three months ended June 30, 2002, employees forfeited 200,000 of the issued but unvested options.

NOTE 6 - CONTRACT WITH THE FORD MOTOR COMPANY

     During 2001 the Company designed, assembled, and installed a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company. The purchase order is for a price of approximately $341,000 with commitments for an additional three similar systems. In June 2002, Ford notified the Company that Ford has accepted the system and that orders for more systems will be forthcoming. Management believes the delivery of these systems could occur in 2002 or 2003. During the six months ended June 30, 2002, Ford paid all amounts due to the Company under the terms of the initial purchase order.

     As a result of Ford's acceptance of the gear cleaning system, the Company recognized approximately $341,000 in revenue during the quarter ended June 30, 2002. Costs associated with the system, also recognized during the three months ended June 30, 2002, were approximately $344,000 resulting in a loss of approximately $3,000. Because of the initial design costs associated with this project, the foregoing results were in line with management's expectations. However, management expects that future systems will provide the Company with margins that will secure the profitability of the Company in the long term.

NOTE 7 - FOREIGN OPERATIONS

     During the six month period ended June 30, 2002, the Company reached an agreement in principle to acquire certain assets of its Dutch distributor. The Company is in the process of forming a Dutch subsidiary in order to consummate the transaction. Terms are still being negotiated and no definitive agreements have been signed. The Company expects to finalize the formation of its Dutch subsidiary and the acquisition of these assets during the second half of fiscal 2002.

UNIVERSAL ICE BLAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. One suit has been filed, however the Company has agreed to a payment plan with the vendor. In addition, the Company has agreed to a settlement with a former sales representative who was attempting to collect disputed commissions. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

      In June 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier. The note bears interest at an annual rate of 12% and is payable on demand with 90 days' written notice. Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share. Accounts payable to the supplier are approximately $60,000 at June 30, 2002. The conversion right expires in two years. In addition, the note terms call for the Company and the supplier to enter into a separate and fully executed manufacturing rights licensing agreement. Terms under negotiation are discussed in Note 9.

NOTE 9 - SUBSEQUENT EVENTS

     Subsequent to June 30, 2002, the Company issued 319,999 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $47,970 to five investors, all of whom were accredited investors and/or existing shareholders of the Company.

     Of the $292,000 in notes payable at June 30, 2002, approximately $92,000 was collateralized by accounts receivable from Ford. As discussed in Note 6, Ford has paid the Company all amounts due under the initial purchase order. The Company is negotiating revised repayment terms with its lenders, including the possible conversion of the amounts due into equity.

     Under the terms of the Promissory Note discussed in Note 8, the Company is in discussions with a major supplier for the supplier to become the Company's manufacturing partner. No agreement has been signed. Terms being negotiated include the supplier's financing of material purchases in order to provide the working capital to build future equipment for Ford and other customers.

     Subsequent to June 30, 2002, the Company agreed to issue to a consultant options to acquire approximately 133,000 shares of the Company's common stock. The consultant may pay a nominal cash acquisition price of $0.01 per share, with the difference between the market price and the acquisition price of the stock attributable to services rendered.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

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

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Universal Ice Blast include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as the preparation of the financial statements on a going concern basis.

Revenue Recognition - Revenue from the sale of stand alone Ice Blast machines and accessories to end users and distributors are shipped FOB shipping point at which time the title passes and revenue is recognized. Where customers require installation services and operational acceptance, shipment is FOB destination and revenue is recognized upon acceptance by the customer. Revenue from services is recognized as the services are provided. Revenue from the rental of Ice Blast machines is recognized over the rental period based on the terms of the rental agreements.

Research and Development Costs - Research and development costs are charged to expense as incurred. These costs primarily consist of salaries, development materials, supplies and related costs of personnel directly involved in the research and development of new technology.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     During the three months ended June 30, 2002, revenues increased by 553% to $410,000 as compared to the three months ended June 30, 2001. Second quarter 2002 sales of machines and accessories increased to $381,000 from $7,000 during the comparable three month period of 2001, while service and rental income decreased 49% to $29,000 during the three months ended June 30, 2001 from $56,000 during the comparable period of 2001. The increase in machine sales is due to the recognition of revenue on the Ford gear cleaning system project. Machine revenue also includes $3,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999. The decrease in service and rental income is attributable to fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

     Gross profit decreased to $15,000 during the three months ended June 30, 2002 as compared to $42,000 during the comparable period of the prior year. As a percent of sales, gross profit decreased to 4% during the three months ended June 30, 2002 as compared to 67% during the comparable period of 2001. Gross profits from sales of machines and accessories increased $10,000 to $15,000 during the three months ended June 30, 2002 compared to the comparable 2001 period. Second quarter 2002 gross profits include the sale of a machine to a customer in Japan offset by a $3,000 loss on the Ford gear cleaning system. Gross profits for the comparable 2001 period relate primarily to the sale of parts and accessories as no machines were sold during that period. Gross profits from services and rental income decreased to a loss of $1,000 during the three months ended June 30, 2002 as compared to profits of $36,000 for the comparable period of 2001. The $37,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2002 work and an increase in depreciation expense on new equipment.

      For the three months ended June 30, 2002, general and administrative expense increased 21% to $221,000 from $183,000 during the comparable period of 2001. Increased payroll costs of $57,000 due, in part, to the appointment of a Chief Engineer and a Production Engineer as well as increased employee benefits, were offset by reductions in fees paid to financing and public relations consultants and decreased SEC compliance expenses.

     Research and development expenses increased 1% to $50,000 during the three months ended June 30, 2002 as compared to $49,000 during the comparable period of 2001. The $1,000 increase in research and development expenses is the result of less management and consultant time spent on the Ford project, offset by increases in patent expense and general research and development.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

     Selling and marketing expenses increased $36,000 to $49,000 during the three months ended June 30, 2002 as compared to $13,000 for the comparable prior year period. The increase in selling and marketing expenses is attributable to the hiring of a Vice President of Sales & Marketing in early 2002 as well as the settlement costs associated with a dispute with a former sales representative.

      The Company's operating losses increased by $103,000 to $306,000 for the three months ended June 30, 2002 from $203,000 for the comparable 2001 period. The $37,000 decrease in gross profit on service and rental sales, the $38,000 increase in general and administrative costs and the $36,000 increase in selling and marketing expenses represent the majority of the decline in profitability. Management anticipates incurring additional future operating losses through the remainder of 2002.

      During the quarter ended June 30, 2002, the Company recorded interest income in the amount of $19,000 in connection with Shareholder notes receivable in the aggregate amount of approximately $1,170,000. The Shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. The Company reported no interest income during the three month period ended June 30, 2001.

     Interest expense increased by $11,000 to $20,000 during the three months ended June 30, 2002 as compared to $9,000 for the comparable three months of the prior year. This increase is the result of interest on new long-term debt and notes payable that the Company incurred in late 2001 and in 2002. As a result of the Company's working capital deficit of $742,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     During the six months ended June 30, 2002, revenues increased by 247% to $456,000 as compared to the six months ended June 30, 2001. Sales of machines and accessories during the six months ended June 30, 2002 increased to $385,000 from $10,000 during the comparable six month period of 2001, while service and rental income decreased 41% to $71,000 during the six months ended June 30, 2001 from $121,000 during the comparable period of 2001. The increase in machine sales is due to the recognition of revenue on the Ford gear cleaning system project. Machine revenue also includes $6,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999. In addition, during the six months ended June 30, 2002, orders were received and assembly initiated on two machines for customers other than Ford. The Company has invoiced customers for approximately $185,000 on these orders but all revenue has been deferred until the machines are complete, shipped and accepted by the customers. The decrease in service and rental income is attributable to fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

     Gross profit decreased to $24,000 during the six months ended June 30, 2002 as compared to $75,000 during the comparable period of the prior year. As a percent of sales, gross profit decreased to 5% during the six months ended June 30, 2002 as compared to 89% during the comparable period of 2001. Gross profits from sales of machines and accessories increased $9,000 to $18,000 during the six months ended June 30, 2002 compared to the comparable 2001 period. Gross profits in 2002 include the sale of a machine to a customer in Japan offset by a $2,000 loss on the Ford gear cleaning system. Gross profits for the comparable 2001 period relate primarily to the sale of parts and accessories as no machines were sold during that period. Gross profits from services and rental income decreased to $6,000 during the six months ended June 30, 2002 as compared to $66,000 for the comparable period of 2001. The $60,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2002 work and an increase in depreciation expense on new equipment.

     For the six months ended June 30, 2002, general and administrative expense increased 32% to $405,000 from $307,000 during the comparable period of 2001. Payroll costs increased approximately $91,000 due, in part, to the appointment of a Chief Engineer and a Production Engineer as well as increased employee benefits. Facilities rent increased $11,000 while fees paid to financing and public relations consultants increased $13,000. Offsetting these increases were reductions of $27,000 in accounting and SEC compliance costs.

     Research and development expenses decreased 3% to $93,000 during the six months ended June 30, 2002 as compared to $96,000 during the comparable period of 2001. The $3,000 decrease in research and development expenses is the result of less management and consultant time spent on the Ford project, offset by increases in patent expense and general research and development.

     Selling and marketing expenses increased $43,000 to $69,000 during the six months ended June 30, 2002 as compared to $26,000 for the comparable prior year period. The increase in selling and marketing expenses is attributable to the hiring of a Vice President of Sales & Marketing in early 2002 as well as the settlement costs associated with a dispute with a former sales representative.

     The Company's operating losses increased by $189,000 to $544,000 for the six months ended June 30, 2002 from $355,000 for the comparable 2001 period. The $60,000 decrease in gross profit on service and rental sales, the $98,000 increase in general and administrative expenses and the $43,000 increase in selling and marketing expenses accounted for the increase in operating losses. Management anticipates incurring additional future operating losses through the remainder of 2002.

     During the six months ended June 30, 2002, the Company recorded interest income in the amount of $38,000 in connection with Shareholder notes receivable in the aggregate amount of approximately $1,170,000. The Shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. The Company reported no interest income during the six month period ended June 30, 2001.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

      Interest expense increased by $24,000 to $43,000 during the six months ended June 30, 2002 as compared to $19,000 for the comparable six months of the prior year. This increase is the result of interest on new long-term debt and notes payable that the Company incurred in late 2001 and in 2002. As a result of the Company's working capital deficit of $742,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash and cash equivalents of $46,000. During the six months ended June 30, 2002, operating activities used cash of $98,000 as compared to $249,000 during 2001. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, particularly liquidation of balances related to the Ford contract, as well as depreciation, amortization and other non-cash charges. The Company used cash of $600 for capital expenditures during the six months ended June 30, 2002 as compared to $22,000 for 2001. The Company has no significant commitments for future purchases of capital assets.

     Financing activities provided cash of $90,000 during the six months ended June 30, 2002 as compared to $208,000 during 2001. Cash has been provided primarily from sale of Company Common Stock and, during 2002, the issuance of notes payable to lenders. Sales of common stock provided $128,000 and $248,000 during 2002 and 2001, respectively. Proceeds from the issuance of notes payable were $149,000 in the first six months of 2002 and zero during the comparable 2001 period. Repayments on the notes were $76,000 in 2002. Payments on capital lease obligations used cash of $36,000 and $28,000 during 2002 and 2001. Long-term debt repayments were $17,000 in 2002 as compared to $8,000 in 2001. The Company borrows and repays, on a revolving basis, cash advances from its two Founders and Officers. Repayment of such advances totaled $61,000 and $54,000 in 2002 and 2001, respectively.

     The Company had a working capital deficit of $742,000 and a stockholders' deficit of $897,000 at June 30, 2002. Management's plans for continued existence include a focus towards rental and sale of ice blast machines and away from services. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described in Note 6.

     In order to preserve liquidity, the Company's two founders and officers have been paid no cash compensation during the six months ended June 30, 2002. Instead, during the first half of 2002, as in prior periods, these officers have sold portions of their personal holdings of the Company's common stock. During the six months ended June 30, 2002, such sales collectively totaled 170,000 shares for the two officers.

     The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or additional borrowings.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

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

     As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's December 31, 2001 consolidated financial statements included in the Annual Report, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company  believes  that  it  does  not  have  any material exposure to
interest  or  commodity  risks.   The  Company  does  not  own  any  derivative
instruments and does not engage in any hedging transactions.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. One suit has been filed, however the Company has agreed to a payment plan with the vendor. In addition, the Company has agreed to a settlement with a former sales representative who was attempting to collect disputed commissions. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES

   During the six months ended June 30, 2002, the Company issued 853,333 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $127,962 to five investors, all of whom were accredited investors and/or existing shareholders of the Company. During the same period, under Section 4(2) of the Securities Act the Company issued 277,000 shares of common stock and 100,000 warrants to four investors for goods and services having a fair market value of $42,566. All common shares issued above are restricted subject to Rule 144.

                           UNIVERSAL ICE BLAST, INC.
                                  FORM 10-QSB

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a) Exhibits - None.



(b) Reports on Form 8K. - On April 8, 2002 the Company filed a report on Form 8-K disclosing that Moss Adams, LLP had declined to stand for re-appointment as the Company's independent accountants. This report also disclosed the fact that the Company had appointed Williams & Webster, P.S. as its independent accountants.






SIGNATURE

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL ICE BLAST, INC.



                                   By:       /S/   RORY CLARKE
                                   -----------------------------------
                                     RORY CLARKE
                                     CHIEF EXECUTIVE OFFICER







INDEX TO EXHIBITS

(99)  OTHER EXHIBITS

99.1 Certification by Rory Clarke pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.