Form 10QSB
period 2002-09-30
UNIVERSAL ICE BLAST INC
filed 2002-11-14
CIK 1067530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

[X] OF 1934

For the quarterly period ended September 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

Commission file number 000-32711

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [__ ] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  38,929,575 at October 30, 2002.

Universal Ice Blast, Inc.

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and	8
Results of Operations

Item 3. Controls and Procedures	13

Item 4. Quantitative and Qualitative Disclosure about Market Risk	13

Part II – Other Information

Item 1. Legal Proceedings	13

Item 2. Changes in Securities	13

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	13

Signature Page	14

Certification	15

Index to Exhibits	16

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
	2002	December 31,
	(Unaudited)	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,442	$ 54,455
Accounts receivable - trade	54,167	347,147
Interest receivable on shareholder notes	56,863	-
Inventory	80,556	322,090
Prepaid expenses and other	4,076	-
Advances to officers	51,785	-
Total current assets	250,889	723,692
EQUIPMENT, net	160,300	230,166
OTHER ASSETS	10,525	10,525
	$ 421,714	$ 964,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 395,207	$ 467,982
Notes payable	267,379	123,000
Accrued liabilities	129,996	40,087
Customer deposits	12,700	-
Advances from officers	65,612	62,087
Deferred revenue	175,710	341,327
Current portion of capital lease obligations and long-term debt	91,798	108,335
Total current liabilities	1,138,402	1,142,818
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	19,136	57,109
Long-term debt, net of current portion	114,987	141,964
Deferred gains from sale/leasebacks	19,346	28,895
Deferred officers' compensation	188,926	116,262
Total long-term liabilities	342,395	344,230
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,058,308 and 33,109,654 shares issued and outstanding in 2002 and 2001,
respectively	38,058	33,109
Additional paid-in capital	4,674,408	4,085,370
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	118,401	84,738
Accumulated deficit	(4,720,300)	(3,556,232)
Total stockholders' deficit	(1,059,083)	(522,665)
	$ 421,714	$ 964,383

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE
Sales of machines and accessories	$ 3,183	$ 42,073	$ 388,127	$ 52,386
Service and rental income	18,800	44,560	90,281	165,680
Total Revenue	21,983	86,633	478,408	218,066

COST OF REVENUE
Machines and accessories	-	21,695	366,440	22,809
Service and rental	25,762	47,018	91,407	102,178
Total Cost of Revenue	25,762	68,713	457,847	124,987
	(3,779)	17,920	20,561	93,079
OPERATING EXPENSES
General and administrative	509,316	136,879	914,771	444,603
Research and development	66,727	91,036	159,670	186,967
Selling and marketing	36,761	8,056	106,366	34,305
Total Operating Expenses	612,804	235,971	1,180,807	665,875

OPERATING LOSS	(616,583)	(218,051)	(1,160,246)	(572,796)
INTEREST INCOME	20,253	1,734	59,046	1,734
INTEREST EXPENSE	(19,581)	(14,903)	(62,868)	(34,208)
NET LOSS	$ (615,911)	$ (231,220)	$ (1,164,068)	$ (605,270)

BASIC AND DILUTED
NET LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER-SHARE CALCULATION	35,453,432	24,019,684	34,275,840	22,514,157

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Nine Months Ended September 30, 2002
(UNAUDITED)
					Stock
			Additional	Shareholder	Options
	Common Stock		Paid-in	Notes	and	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
BALANCE, December 31, 2001	33,109,654	$ 33,109	$ 4,085,370	$ (1,169,650)	$ 84,738	$ (3,556,232)	$ (522,665)

Common stock issued for cash	2,376,665	2,377	313,055	-	-	-	315,432

Shares and warrants issued to consultants providing services to the Company	2,497,334	2,497	265,259	-	30,663	-	298,419

Shares issued in exchange for conversion of notes payable and accrued interest	74,655	75	10,724	-	-	-	10,799

Stock options issued as compensation	-	-	-	-	3,000	-	3,000

Net loss	-	-	-	-	-	(1,164,068)	(1,164,068)

BALANCE, September 30, 2002	38,058,308	$ 38,058	$ 4,674,408	$ (1,169,650)	$ 118,401	$ (4,720,300)	$ (1,059,083)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,164,068)	$ (605,270)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	70,454	68,694
Common stock and warrants issued for goods and services	298,419	23,370
Stock options issued as compensation	3,000	-
Amortization of deferred stock-based compensation	-	4,489
Amortization of deferred gain on sale/leaseback transactions	(9,549)	(9,549)
Changes in operating assets and liabilities
Accounts receivable - trade	292,980	28,089
Accounts receivable - related parties	-	(7,039)
Interest receivable on shareholder notes	(56,863)	(1,508)
Inventory	241,534	(23,899)
Prepaid expenses and other	(4,076)	(10,325)
Accounts payable	24,181	78,619
Accrued liabilities	90,709	(6,069)
Due to related parties	-	(50)
Deferred revenue	(165,617)	-
Deferred officers' compensation	72,664	72,664
Customer deposits	12,700	-
Net cash used in operating activities	(293,532)	(387,784)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(588)	(22,565)
Net cash used in investing activities	(588)	(22,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(54,085)	(45,801)
Proceeds from long term debt borrowing	-	49,500
Proceeds from borrowings on notes payable	148,979	-
Proceeds from issuance of common stock	315,432	443,300
Advances from officers	9,000	13,950
Payments on advances from officers	(57,260)	(99,325)
Payments on long-term debt	(27,403)	(13,789)
Payments of notes payable	(91,556)	-

Net cash provided by financing activities	243,107	347,835
DECREASE IN CASH AND CASH EQUIVALENTS	(51,013)	(62,514)
CASH AND CASH EQUIVALENTS
Beginning of period	54,455	66,413
End of period	$ 3,442	$ 3,899

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended September 30,
	2002	2001
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 57,290	$ 30,603

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Full recourse notes issued to officer and employees upon
exercise of vested stock options	$ -	$ 141,550
Acquisition of equipment from related party in exchange for assumption
of capital lease obligation and settlement of indebtedness	$ -	$ 48,522
Conversion of accounts payable to notes payable	$ 96,956	$ -
Common stock issued in exchange for conversion of notes payable
and accrued interest	$ 10,799	$ -
Stock options issued as compensation	$ 3,000	$ -
Common stock and warrants issued for goods and services	$ 298,419	$ -

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002

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

     In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2002 are not necessarily representative of operating results to be expected for the entire fiscal year.

Note 2 - Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Financial Condition, Liquidity and Going Concern

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating $4,720,000, including a loss of $1,164,000 for the nine-month period ended September 30, 2002.

     The Company had a working capital deficit of $888,000 and a stockholders’ deficit of $1,059,000 at September 30, 2002. Management's plans for continued existence include a focus towards sales of ice blast systems and machines and raising additional capital through the sale of common stock and issuance of debt. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company (“Ford”) as more fully described in Note 6.  In addition, as further discussed in Note 9, the Company has entered into a Common Stock Purchase Agreement with an investment fund.  Subject to certain conditions, the investment fund has agreed to purchase up to $6 million of the Company’s common stock.

     The Company has also implemented a program to increase shareholder value by committing resources to raising market awareness of the Company’s activities and by investing in strategic marketing initiatives designed to shift the Company’s direction from predominantly research and development to a broader marketing focus.  The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or from additional borrowings.

     During the nine months ended September 30, 2002, the Company converted approximately $97,000 in trade accounts payable to two suppliers to short-term notes payable bearing interest at annual rates of 12% and 18%.  One of these notes, in the amount of approximately $25,400 was paid off during the three months ended September 30, 2002.  In addition, during the three months ended September 30, 2002, the Company converted $10,799 in notes payable and accrued interest to common stock and continues to endeavor to convert other notes payable to common stock.  The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Common Stock

     During the nine months ended September 30, 2002, the Company issued 2,376,665 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $315,432 to 19 investors, all of whom were accredited investors and/or existing shareholders of the Company.  All of the common shares issued above are restricted subject to Rule 144.  During the same period, under Section 4(2) of the Securities Act the Company issued 2,497,334 shares of common stock and 100,000 warrants to 13 investors for goods and services having a fair market value of $298,419, of which 2,018,333 shares are restricted subject to Rule 144.  During the same period, 74,655 shares of common stock were issued to one investor in exchange for conversion of a note payable of $10,000 and accrued interest of $799.  All such shares are restricted subject to Rule 144.

Note 5 - Stock Options and Warrants

     The Company has a stock option plan under which employees, consultants and others may be awarded incentive or non-statutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2001 options outstanding, all of which were non-statutory, totaled 1,021,175.  New options to purchase 650,000 shares of stock were granted to employees at prices from $0.20 to $0.25 during the nine months ended September 30, 2002.  Of the options granted, 350,000 vested immediately, with the balance vesting over four years.  Based on the intrinsic value method, 150,000 of the vesting options included a compensation element in the amount of $3,000.  During the nine months ended September 30, 2002, employees forfeited 200,000 of the issued but unvested options.

    During the nine months ended September 30, 2002, the Company implemented a stock compensation plan in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  The plan authorizes the sale or award of up to 5,000,000 shares and/or options of common stock.  On August 16, 2002, the Company filed a registration statement under the Securities Act of 1933 on Form S-8 registering 3,500,000 of the shares authorized under the stock compensation plan.  As of September 30, 2002, 479,001 shares had been issued under the provisions of this plan.

Note 6 - Contract with the Ford Motor Company

     During 2001 the Company designed, assembled, and installed a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company. The purchase order is for a price of approximately $341,000 with commitments for an additional three similar systems. In June 2002, Ford notified the Company that Ford has accepted the system and that orders for more systems will be forthcoming.  Management believes the delivery of these systems will occur in 2003.  During the nine months ended September 30, 2002, Ford paid all amounts due to the Company under the terms of the initial purchase order.

     As a result of Ford’s acceptance of the gear cleaning system, the Company recognized approximately $341,000 in revenue during the nine months ended September 30, 2002.  Costs associated with the system, also recognized during the nine months ended September 30, 2002, were approximately $344,000 resulting in a loss of approximately $3,000. Because of the initial design costs associated with this project, the foregoing results were in line with management’s expectations. However, management expects that future systems will provide the Company with margins that will secure the profitability of the Company in the long term.

Note 7 – Foreign Operations

     During the nine month period ended September 30, 2002, the Company reached an agreement in principle to acquire certain assets of its Dutch distributor. The Company is in the process of forming a Dutch subsidiary in order to consummate the transaction.  Pending the obtaining of adequate financing, the Company expects to complete negotiation of the terms and finalize the formation of its Dutch subsidiary. No definitive agreements have yet been signed.

Note 8 – Commitments and Contingencies

     Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. Two suits have been filed, however the Company has agreed to a payment plan with the one vendor.  All reasonable amounts relating to these past due liabilities have been accrued in the accompanying financial statements.

     During the nine months ended September 30, 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  Accounts payable to the supplier are approximately $60,000 at September 30, 2002.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.  Terms being negotiated include the supplier’s financing of material purchases in order to provide the working capital to build future equipment for Ford and other customers.

Note 9 – Subsequent Events

     Subsequent to September 30, 2002, the Company issued 320,000 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $47,975 to three investors, all of whom were accredited investors and/or existing shareholders of the Company.  An additional 551,267 shares of common stock were issued to eight investors in exchange for goods and services having a fair market value of approximately $97,000.  Of these shares, 404,167 were issued to seven consultants under the terms of the Company’s stock compensation plan as discussed in Note 5.

     Of the $267,000 in notes payable at September 30, 2002, approximately $81,000 was collateralized by accounts receivable from Ford.  As discussed in Note 6, Ford has paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with its lenders, including the possible conversion of the amounts due into equity.

        Subsequent to September 30, 2002, the Company executed a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion”), whereby the Company can sell to, and Fusion has agreed to purchase, up to $6 million of the Company's common stock. The Company has no obligation to ever sell shares to Fusion and generally has control over the timing and size of any sales of its shares to Fusion. The purchase price of the shares of common stock will be based on the future market price of the common stock, without any fixed discount to the market price. The term of the agreement is for 30 months. As part of the agreement, the Company will pay to Fusion a commitment fee in the amount of 1,956,522 shares of the Company's common stock.  The Company intends to file a registration statement in the near future to cover the resale of the shares purchased under the agreement, including the commitment fee shares. A copy of the purchase agreement is filed herewith as Exhibit 10.1.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the “Quarterly Report”) and with the Company’s consolidated annual financial statements and management’s discussion and analysis included in the Company’s December 31, 2001 Annual Report on Form 10-KSB (the “Annual Report”).

     Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as the impact of competition and pricing, changing market conditions, general economic conditions, the Company’s history of losses and need for additional capital and other risks. Forward-looking statements are identified by words such as "believe", "anticipate", "expect", "intend", "plan", "will", "may", "confident" and other similar expressions. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update such forward-looking statements. As a result, the reader is cautioned not to place undue reliance on any forward-looking statements contained herein.

Critical Accounting Policies

     The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Universal Ice Blast include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as the preparation of the financial statements on a going concern basis.

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

     Research and Development Costs - Research and development costs are charged to expense as incurred. These costs primarily consist of salaries, consultant fees, development materials, supplies and related costs of personnel directly involved in the research and development of new technology.

     Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."  The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     During the three months ended September 30, 2002, revenues decreased by 75% to $22,000 as compared to the three months ended September 30, 2001. Third quarter 2002 sales of machines and accessories decreased to $3,000 from $42,000 during the comparable three-month period of 2001, while service and rental income decreased 58% to $19,000 during the three months ended September 30, 2002 from $45,000 during the comparable period of 2001. Third quarter machine revenue consists of $3,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  The decrease in service and rental income is attributable to fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

     Gross profit for the three months ended September 30, 2002 was a loss of $4,000, a decrease of $22,000 from the comparable balance for the three months ended September 30, 2001.   The negative gross profit is due to approximately $16,000 in depreciation expense that the Company incurs regardless of whether or not any sales are made.  Gross profits from sales of machines and accessories decreased $17,000 to $3,000 during the three months ended September 30, 2002 compared to the comparable 2001 period. Third quarter 2002 gross profits consist exclusively of the amortization of deferred gains discussed above. Gross profits for the comparable 2001 period relate primarily to the sale of one ice blast machine along with the sale of miscellaneous parts and accessories.  Gross profits from services and rental income decreased to a loss of $7,000 during the three months ended September 30, 2002 as compared to a loss of $2,000 for the comparable period of 2001. The $5,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2002 work and the aforementioned fixed depreciation costs.

     For the three months ended September 30, 2002, general and administrative expense increased $372,000 to $509,000 from $137,000 during the comparable period of 2001. The Company issued approximately 2.2 million shares to consultants with a fair value of approximately $241,000 during the third quarter of 2002.  The shares were issued in exchange for advertising, media relations and publicity services provided by the consultants.  The Company incurred approximately $30,000 in third quarter 2002 legal fees relating to the formation of its inactive Dutch subsidiary while travel costs increased by approximately $24,000 over the comparable 2001 period.  The Company approved the accrual of employee and officer bonuses of approximately $54,000 during the three months ended September 30, 2002, of which $42,000 was classified as general and administrative expense and the remainder as research and development costs.  These bonuses were approved in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company for the nine months ended September 30, 2002.

     Research and development expenses decreased 27% to $67,000 during the three months ended September 30, 2002 as compared to $91,000 during the comparable period of 2001. Patent expenses were $25,000 less in the third quarter of 2002 than in the comparable 2001 period.

     Selling and marketing expenses increased $29,000 to $37,000 during the three months ended September 30, 2002 as compared to $8,000 for the comparable prior year period. The increase in selling and marketing expenses reflects the Company’s recent commitment to broadening its marketing focus and is attributable to the hiring of a Vice President of Sales & Marketing in early 2002.

     The Company’s operating losses increased by $399,000 to $617,000 for the three months ended September 30, 2002 from $218,000 for the comparable 2001 period.  The $22,000 decrease in gross profit, the $372,000 increase in general and administrative costs and the $29,000 increase in selling and marketing expenses represent the majority of the increased losses.  Management anticipates incurring additional future operating losses through the remainder of 2002.

     During the quarter ended September 30, 2002, the Company recorded interest income in the amount of $19,000 in connection with shareholder notes receivable in the aggregate amount of approximately $1,170,000. The shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. The Company reported approximately $2,000 in interest income during the three-month period ended September 30, 2001, of which $1,500 related to interest on shareholder notes.

     Interest expense increased by $5,000 to $20,000 during the three months ended September 30, 2002 as compared to $15,000 for the comparable three months of the prior year. This increase is the result of interest on new long-term debt and notes payable that the Company incurred in late 2001 and in 2002. As a result of the Company's working capital deficit of $888,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     During the nine months ended September 30, 2002, revenues increased by 119% to $478,000 as compared to the nine months ended September 30, 2001. Sales of machines and accessories during the nine months ended September 30, 2002 increased to $388,000 from $52,000 during the comparable nine-month period of 2001.  Service and rental income decreased 46% to $90,000 during the nine months ended September 30, 2001 from $166,000 during the comparable period of 2001. The increase in machine sales is due to the recognition of revenue on the Ford gear cleaning system project.  Machine revenue also includes $9,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  In addition, during the nine months ended September 30, 2002, orders were received and assembly initiated on two machines for customers other than Ford.  The Company has invoiced customers for approximately $171,000 on these orders but all revenue has been deferred until the machines are complete, shipped and accepted by the customers.  The decrease in service and rental income is attributable to fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

     Gross profit decreased to $21,000 during the nine months ended September 30, 2002 as compared to $93,000 during the comparable period of the prior year. As a percent of sales, gross profit decreased to 4% during the nine months ended September 30, 2002 as compared to 42% during the comparable period of 2001. Gross profits from sales of machines and accessories decreased $8,000 to $22,000 during the nine months ended September 30, 2002 compared to the comparable 2001 period. Gross profits in 2002 include the sale of a machine to a customer in Japan offset by a $3,000 loss on the Ford gear cleaning system. Gross profits for the comparable 2001 period relate primarily to the sale of one ice blast machine along with the sale of miscellaneous parts and accessories.  Gross profits from services and rental income decreased to a loss of $1,000 during the nine months ended September 30, 2002 as compared to a profit of $63,000 for the comparable period of 2001. The $64,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2002 work and approximately $58,000 in depreciation expense that the Company incurs regardless of whether or not any sales are made.

     For the nine months ended September 30, 2002, general and administrative expense increased 106% to $915,000 from $445,000 during the comparable period of 2001. The Company issued approximately 2.5 million shares and warrants to consultants with a fair value of approximately $298,000 during the nine months ended September 30, 2002.  The shares were issued in exchange for advertising, media relations and publicity services provided by the consultants. Payroll costs increased approximately $169,000 due, in part, to the appointment of a Chief Engineer and a Production Engineer, increases in employee benefits and the accrual of employee bonuses.  The Company approved the accrual of employee and officer bonuses of approximately $54,000 during the nine months ended September 30, 2002, of which $42,000 was classified as general and administrative expense and the remainder as research and development costs.  These bonuses were approved in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company for the nine months ended September 30, 2002.  Facilities rent increased $12,000 and travel cost increased approximately $38,000, while legal fees increased approximately $39,000 due primarily to the costs associated with the formation of the Company’s inactive Dutch subsidiary.

     Research and development expenses decreased 15% to $160,000 during the nine months ended September 30, 2002 as compared to $187,000 during the comparable period of 2001. The $27,000 decrease in research and development expenses is the result of less management and consultant time spent on the Ford project, as well as reduced patent expenses.

     Selling and marketing expenses increased $72,000 to $106,000 during the nine months ended September 30, 2002 as compared to $34,000 for the comparable prior year period.  The increase in selling and marketing expenses reflects the Company’s recent commitment to broadening its marketing focus and is attributable to the hiring of a Vice President of Sales & Marketing in early 2002. as well as the additional sales commissions incurred in order to settle a dispute with a former sales representative.

     The Company’s operating losses increased by $587,000 to $1,160,000 for the nine months ended September 30, 2002 from $573,000 for the comparable 2001 period The $72,000 decrease in gross profit, the $470,000 increase in general and administrative costs and the $72,000 increase in selling and marketing expenses represent the majority of the increased losses.  Management anticipates incurring additional future operating losses through the remainder of 2002.

     During the nine months ended September 30, 2002, the Company recorded interest income in the amount of $57,000 in connection with shareholder notes receivable in the aggregate amount of approximately $1,170,000. The shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. The Company reported approximately $2,000 in interest income during the nine-month period ended September 30, 2001, of which $1,500 related to interest on shareholder notes.

     Interest expense increased by $29,000 to $63,000 during the nine months ended September 30, 2002 as compared to $34,000 for the comparable nine months of the prior year. This increase is the result of interest on new long-term debt and notes payable that the Company incurred in late 2001 and in 2002. As a result of the Company's working capital deficit of $888,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

Financial Condition, Liquidity and Capital Resources

     As of September 30, 2002, the Company had cash and cash equivalents of $3,000. During the nine months ended September 30, 2002, operating activities used cash of $293,000 as compared to $388,000 during 2001. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, particularly liquidation of balances related to the Ford contract, as well as depreciation, amortization and other non-cash charges,  such as the issuance of stock in exchange for goods and services.  The Company used cash of $600 for capital expenditures during the nine months ended September 30, 2002 as compared to $23,000 for 2001. The Company has no significant commitments for future purchases of capital assets.

     Financing activities provided cash of $243,000 during the nine months ended September 30, 2002 as compared to $348,000 during 2001. Cash has been provided primarily from sale of Company Common Stock and, during 2002, the issuance of notes payable to lenders. Sales of common stock provided $315,000 and $443,000 during 2002 and 2001, respectively. Proceeds from the issuance of notes payable were $149,000 in the first nine months of 2002 and zero during the comparable 2001 period. Repayments on the notes were $91,000 in 2002. Payments on capital lease obligations used cash of $54,000 and $46,000 during 2002 and 2001. Long-term debt repayments were $27,000 in 2002 as compared to $14,000 in 2001.  The Company borrows and repays, on a revolving basis, cash advances from its two founders and officers. Repayment of such advances totaled $57,000 and $99,000 in 2002 and 2001, respectively.

     The Company had a working capital deficit of $888,000 and a stockholders’ deficit of $1,059,000 at September 30, 2002. Management's plans for continued existence include a greater focus towards rental and sale of ice blast machines and less emphasis on service revenues.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described in Note 6.

     In order to preserve liquidity, the Company’s two founders and officers have been paid no cash compensation during the nine months ended September 30, 2002.  Instead, during the first three quarters of 2002, as in prior periods, these officers have sold portions of their personal holdings of the Company’s common stock.  During the nine months ended September 30, 2002, such sales collectively totaled 524,000 shares for the two officers.

     The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or additional borrowings.  The Company is currently engaged in a number of fund-raising initiatives, including the signing of a Common Stock Purchase Agreement with an investment fund. Subject to certain conditions, the investment fund has agreed to purchase up to $6 million of the Company’s common stock.

     The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months.   Consequently, the Company is currently seeking additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least  $250,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. To further supplement these activities, the Company has engaged two investment-banking firms to assist in securing funding, with an objective of raising at least  $2 million.  Management is confident that these efforts will produce financing to further the growth of the Company.  Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's December 31, 2001 consolidated financial statements included in the Annual Report, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

Item 3.   Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

The principal executive and financial officer has evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report and, based on this evaluation, concludes that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes In Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 4.   Quantitative and Qualitative Disclosure about Market Risk

     The Company believes that it does not have any material exposure to interest or commodity risks.  The Company does not own any derivative instruments and does not engage in any hedging transactions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. Two suits have been filed, however the Company has agreed to a payment plan with the one vendor.  All reasonable amounts relating to these past due liabilities have been accrued in the accompanying financial statements.

Item 2. Changes in Securities

    During the nine months ended September 30, 2002, the Company issued 2,376,665 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $315,432 to 19 investors, all of whom were accredited investors and/or existing shareholders of the Company.  All of the common shares issued above are restricted subject to Rule 144.  During the same period, under Section 4(2) of the Securities Act the Company issued 2,497,334 shares of common stock and 100,000 warrants to 13 investors for goods and services having a fair market value of $298,419, of which 2,018,333 shares are restricted subject to Rule 144.  During the same period, 74,655 shares of common stock were issued to one investor in exchange for conversion of a note payable of $10,000 and accrued interest of $799.  All such shares are restricted subject to Rule 144.

Item 6. Exhibits and Reports on Form 8K.

(a) Exhibit s

10.1

Common Stock Purchase Agreement between Universal Ice Blast, Inc. and Fusion Capital Fund II, LLC

99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K.  - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:/S/   RORY CLARKE

Rory Clarke

Chief Executive Officer and Chief Financial Officer

November 13, 2002

INDEX TO EXHIBITS
(10) MATERIAL CONTRACTS

10.1 Common Stock Purchase Agreement between Universal Ice Blast, Inc. and Fusion Capital Fund II, LLC

(99) OTHER EXHIBITS

99.1 Certification by Rory Clarke pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).