Form 10KSB
period 2002-12-31
UNIVERSAL ICE BLAST INC
filed 2003-03-28
CIK 1067530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 000-32711

Universal Ice Blast, Inc.

(Name of small business issuer in its charter)

Nevada	88-0360067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533 6th Street South, Kirkland, WA	98033
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (425) 893-8424

Securities registered under Section 12(b) of the Exchange Act: None (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.001 par value (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Revenues for the issuer’s most recent fiscal year were $697,178.

The approximate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 2003 was $4,409,444.

Common Stock outstanding as of March 6, 2003 was 49,050,688 shares

Transitional Small Business Disclosure Format (Check one): Yes ____; No  X

UNIVERSAL ICE BLAST, INC.

FORM 10-KSB

INDEX

PART I

ITEM 1.     Description of business

  3

ITEM 2.     Description of Property

  8

ITEM 3.     Legal Proceedings

  8

ITEM 4.     Submission of Matters to a Vote of Security Holders

  8

PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters

  8

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

 10

ITEM 7.     Financial Statements

 15

ITEM 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 35

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;

                   Compliance With Section 16(a) of the Exchange Act

 35

ITEM 10.    Executive Compensation

 36

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

                    and Related Stockholder Matters

 37

ITEM 12.    Certain Relationships and Related Transactions

 38

ITEM 13.    Exhibits and Reports on Form 8K

 39

ITEM 14.   Controls and Procedures

 40

SIGNATURES

 41

CERTIFICATION

 42

PART I

Item 1. Description of Business.

Universal Ice Blast, Inc., (“UIBI” or the "Company") is a Nevada corporation organized in 1995 for the purpose of developing and marketing ice-blasting equipment for which it holds patents. The Company's office and warehouse facility is in Kirkland, Washington, a suburb of Seattle. The Company designs, assembles and sells its equipment as well as providing ice blasting services and equipment rental. The Company creates environmentally friendly solutions to industrial cleaning needs.

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

UIBI holds three patents (#5,913,711, #6,001,000, and #6,270,394) two of which were issued in 1999 and one was issued in 2001.  These patents cover the method and equipment for manufacturing, transport, and continuous delivery of ice particles to a nozzle to do continuous ice blast cleaning work on various surfaces. The Company has also received notice that a fourth patent, #6,536,220, was formally issued on March 25, 2003.  The Company also has four patent applications pending which cover various improvements to the methods and apparatus related to ice blast technology. Future patent applications are anticipated.

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

In addition to selling its ice blasting equipment, the Company rents its equipment and also provides cleaning services when requested by customers. The Company intends to increase the rental income portion of the business. The Company has provided ice blasting cleaning services, primarily through its wholly-owned subsidiary, Midwest Ice Blast, Inc. ("Midwest"). Typically, cleaning contracts are of short duration and the Company sometimes uses subcontracted labor to perform the work. The primary focus of the Company is not to provide ice blast cleaning services, but to develop market niches and sales channel partners into and through which it can rent, lease or sell equipment.

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

Organization	Nature of Agreement	Date	Term
Heydaal B.V. dba Ice Blast Benelux The Netherlands	Distributorship covering The Netherlands, Belgium and Luxemburg	8/1/2000	5 years

Napier Environmental Technologies, Inc. Delta, BC Canada	Reciprocal Marketing Agreement allowing for cross promotion of products	2/23/2001	Unlimited

The distributorship agreement requires minimum purchases of ice blast equipment from the Company, which if not met will put the distributor in default of the agreement and allows the Company to seek other parties to distribute its products in those areas for which the distributor initially had exclusivity. However, no new distributor agreements were signed in 2002. The Napier agreement is subject to cancellation by either party upon 30 days written notice.

The agreement with Heydaal, B.V., generated revenues of $70,000 in 2000. The agreement with Napier Environmental Technologies, Inc. has yet to generate revenue for the Company.

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

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”).  The purchase order was for a price of approximately $341,000 with commitments for additional similar systems.  The machine was installed in January 2002 and became operational in March 2002.  In June 2002, Ford notified the Company that Ford has accepted and approved the gear-cleaning system as Implementation Ready. Ford paid all amounts due to the Company under the terms of the initial purchase order.  As a result of Ford’s acceptance of the gear cleaning system, UIBI recognized approximately $341,000 in revenue during the year ended December 31, 2002.  Costs associated with the system, also recognized during the year ended December 31, 2002, were approximately $344,000 resulting in a loss of approximately $3,000.  Because of the initial design costs associated with this project, the foregoing results were in line with management’s expectations.  However, the Company expects that future systems will provide UIBI with margins that will secure the profitability of the Company in the long term.

In July 2002 the Company was informed that Ford’s Sharonville, Ohio plant would buy two additional gear-cleaning systems in 2002. The Company is currently in discussions with Ford on the status of these purchase orders.  In the third quarter of 2002, the gear cleaning system was required to undergo further operational efficiency testing before additional equipment would be purchased from the Company.  The tests were conducted as a part of Ford’s Six Sigma quality control process.  UIBI was able to obtain the necessary data to take corrective actions on its equipment in December 2002 and January 2003.  As of February 2003, these tests produced results that substantially surpassed Ford’s tolerance requirements.

Industrial Cleaning includes, among other applications, manufacturing equipment cleaning, maintenance and refurbishing, glass and fiberglass plant cleaning, and plastic mold and dunnage cleaning.  In addition to the advantages of reduced waste, superior cleaning, and dustless and chemical-free processes, ice blasting can reduce or eliminate the use of volatile organic compounds.

Industrial cleaning applications are not always confined to manufacturing plants. The Company has also demonstrated the effectiveness of ice blast equipment for the cleaning of locks and pump stations in the waterways of Holland, which resulted in an equipment sale to its Netherlands distributor during 2000.  In the second quarter of 2002, the Company shipped an ice blast machine from its rental fleet to its Netherlands distributor to assist in the development of the European rental market.  In February 2003, an additional four rental machines were shipped to Holland to support a large asbestos abatement job for Dow Chemical.  The Company sees this as an important investment required in order to satisfy European rental demand.

In March 2002, the Company was recognized for its technology innovation by the Construction Innovation Forum and was a finalist for the Forum’s prestigious NOVA Award.

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

As a result of the Residential Lead-Based Paint Hazard Reduction Act of 1992, lead-based paint abatement is considered to be a potentially significant market opportunity for the Company. According to the feature article in the August 1998 issue of the Journal of Protective Coatings and Linings, during the years 1993 through 1996, approximately $1 billion was spent on lead-based paint abatement of various U.S. Department of Transportation ("DOT") bridges, at an average cost of $250,000 per bridge, and future DOT spending for lead-based paint abatement is projected to be over $40 billion. Additional opportunities exist for wall and ceiling surface cleaning in HUD Housing for removal of lead-based paint contamination. Other lead-based paint markets such as commercial and industrial buildings, schools and universities, municipal and state buildings also exist and represent other potential sale and rental opportunities.

Nuclear decontamination is a segment of the environmental industry that is taking on added importance for UIBI.  The Company built and delivered two special purpose ice blast machines in the last half of 2002 to customers with nuclear decontamination operations, Bruce Power LP and Ontario Power Generation, Inc.  Management considers this to be a significant and growing market.

While the Environmental Cleaning market continues to be considered important, the Company has focused most of its recent efforts in the Precision Cleaning market.

The following table reflects revenues derived from each of the three market segments described above including the percentage of the total for the years ending December 31, 2002, and 2001.

	2002		2001
Market Segment	Revenues	Percentage	Revenues	Percentage
Precision Cleaning	$ 392,943	56%	$ 105,396	36%
Industrial Cleaning	81,927	12%	107,488	37%
Environmental Cleaning	222,308	32%	77,931	27%
	$ 697,178	100%	$ 290,815	100%

The revenues and percentage mix reflected above should not be considered representative of future revenues and may vary dramatically dependent upon future contracts for ice blasting machines, rentals and services.

The following table is a listing of customers who have accounted for 10% or more of total revenues during 2002 and 2001:

Customer	2002	2001
Ford Motor Company	$ 355,070	$ 54,700
Bruce Power L.P.	$ 89,350	$ -
Ontario Power Generation, Inc.	$ 87,985	$ -
Ice Blast California, Inc.	$ 34,400	$ 44,500
Yadzani Enterprises, Inc.	$ -	$ 33,900

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

Further, the Company is not aware of any proposed governmental regulations which would impact or limit the Company's continued sale or lease of its equipment within the hazardous abatement industry nor are there any known costs and effects of compliance with existing environmental laws.

Research and Development Expenditures

The Company has expended approximately $224,000 and $300,000 for research and development activities during the years ended December 31, 2002 and 2001, respectively. Costs incurred consist primarily of salaries and related costs, and parts, materials and supplies directly involved in the research and development of new technology and are expensed as incurred. There are no material research and development activities that are borne directly by the Company's customers.

Employees

As of March 6, 2003, the Company had nine employees, all of whom are full-time. None of the employees have employment agreements and none are represented by a collective bargaining agreement.

Item 2. Description of Property.

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

Item 3. Legal Proceedings.

On October 21, 2002, a lawsuit was brought against Universal Ice Blast, Inc. by Systems Interface, Inc. (“Systems Interface”) one of its vendors, in the King County, Washington Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  UIBI has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments.  So long as the Company makes payments on the obligation as agreed, Systems Interface has agreed not to undertake efforts to enforce the judgment.

Certain other vendors of the Company have threatened to bring legal action for payment of overdue amounts. Two suits have been filed, both of which were settled subsequent to December 31, 2002 for the amount of the liability recorded by the Company at December 31, 2002. The Company is working to resolve all other issues.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s December 31, 2002 financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2002 to a vote of the Company’s shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information. The Company's Common Stock (ticker symbol "UIBI") were reported by the NASD Over-the-Counter Bulletin Board ("OTC/BB") from January 1998 until May 2000, when its shares were no longer reported due to the Company not being in compliance with the NASD's new eligibility rule. The new rule, as amended, requires companies to maintain full-reporting status with the Securities and Exchange Commission. From May 2000 to September 2001, the Company's Common Stock was reported on the National Quotation Bureau's electronic pink sheets. Since September 2001 the Company’s Common Stock has once again been listed on the OTC/BB.

The following table presents the high and low sales information of the Company's Common Stock as reported on the electronic pink sheets prior to September 2001 and on the electronic bulletin board thereafter.

Quarter ended	High	Low
March 31, 2001 .	$0.23	$0.07
June 30, 2001 .	$0.26	$0.18
September 30, 2001 .	$0.51	$0.13
December 31, 2001 .	$0.45	$0.19
March 31, 2002 .	$0.35	$0.14
June 30, 2002 .	$0.25	$0.14
September 30, 2002 .	$0.28	$0.09
December 31, 2002 .	$0.23	$0.11

(b) Holders. At December 31, 2002, there were approximately 270 holders of record of the Company's Common Stock.

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

Under Section 4(2) of the Securities Act, the Company issued 664,000 shares of its Common Stock for a total of $99,600 in cash to 12 investors, all of whom were accredited investors and/or prior shareholders of the Company.

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

Under Section 4(2) of the Securities Act, the Company issued 2,771,835 shares of its Common Stock for a total of $436,950 in cash to 28 investors, all of whom were accredited investors and/or prior shareholders of the Company.

Under Section 4(2) of the Securities Act, the Company issued 7,850,000 shares of its Common Stock to officers and employees in exchange for cash of $950, reduction of advances from officers of $6,900 and full recourse, collateralized loans of $1,169,650.  The loans bear interest at the rate of 6.5% and are collateralized by a pledge of the shares of the Company’s Common Stock issued to the officers and employees.

Under Section 4(2) of the Securities Act, the Company issued 246,260 shares of its Common Stock for services rendered and having a fair market value in the amount of $44,280 to 3 investors. These services consisted of technical consulting, assistance with investor relations and manufacturing work.

2002 Transactions--

Pursuant to Regulation S, Rule 901 of the Securities Act, the Company issued 2,580,500 shares of its Common Stock for a total of $265,701 in cash to 35 investors, all of whom were non-US citizens residing outside of the US.

Under Section 4(2) of the Securities Act, the Company issued 2,110,666 shares of its Common Stock for a total of $246,994 in cash to 20 investors, all of whom were accredited investors and/or prior shareholders of the Company.

Under Section 4(2) of the Securities Act, the Company issued 6,160,437 shares of its Common Stock for services rendered and having a fair market value in the amount of $892,914 to 28 investors. These services consisted of technical consulting, assistance with investor relations and manufacturing work.

Under Section 4(2) of the Securities Act, the Company issued 344,381 shares of its Common Stock to two lenders in exchange for conversion of notes payable of $35,000 and accrued interest of $2,771.

(e) Securities Authorized For Issuance Under Equity Compensation Plans  The table containing the Equity Compensation Plan Information is included in Item 11 of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

The Company reports its revenues as sales of machines and accessories, or product sales, and as services and rental income. Services and rental income includes primarily cleaning services and income from the renting of equipment to customers who have not yet purchased Company equipment. Typically, the Company performs services at customer locations and receives rental income for equipment use and fees for time incurred. As the cost of monthly rental is significantly less than the purchase price of a machine, rentals have a much lower customer pricing hurdle to overcome and accordingly may be closed with a relatively higher frequency. Further, follow-on rentals are similarly more common and provide the basis for expectation of future revenues from the same customers. The Company has customers in industries including precision cleaning (automotive deburring applications), environmental cleaning (lead paint or asbestos removal), and industrial cleaning (marine cleaning), which are located in various locations throughout the United States (including New York, Ohio, Hawaii and Washington) and the world (including Canada, Holland, Japan and Australia).

The Company reports its costs and expenses as cost of revenues, research and development, selling and marketing, and general and administrative. Research and development costs consist primarily of compensation and related costs of personnel engaged in product design and enhancements and patent related costs. Selling and marketing costs relate to product sales and promotion and costs associated with responding to requests for proposals, including on-site demonstrations. General and administrative costs are comprised primarily of compensation and related expenses, occupancy and professional, legal, and accounting fees.

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”).  The purchase order was for a price of approximately $341,000 with commitments for additional similar systems.  The machine was installed in January 2002 and became operational in March 2002.  In June 2002, Ford notified the Company that Ford has accepted and approved the gear-cleaning system as Implementation Ready. Ford paid all amounts due to the Company under the terms of the initial purchase order.  As a result of Ford’s acceptance of the gear cleaning system, UIBI recognized approximately $341,000 in revenue during the yeas ended December 31, 2002.  Costs associated with the system, also recognized during the year ended December 31, 2002, were approximately $344,000 resulting in a loss of approximately $3,000.  Because of the initial design costs associated with this project, the foregoing results were in line with management’s expectations.  However, the Company expects that future systems will provide UIBI with margins that will secure the profitability of the Company in the long term.

In July 2002 the Company was informed that Ford’s Sharonville, Ohio plant would buy two additional gear-cleaning systems in 2002. The Company is currently in discussions with Ford on the status of these purchase orders.  In the third quarter of 2002, the gear cleaning system was required to undergo further operational efficiency testing before additional equipment would be purchased from the Company.  The tests were conducted as a part of Ford’s Six Sigma quality control process.  UIBI was able to obtain the necessary data to take corrective actions on its equipment in December 2002 and January 2003.  As of February 2003, these tests produced results that substantially surpassed Ford’s tolerance requirements.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

During the year ended December 31, 2002, revenues increased by 140% to $697,000 as compared to the year ended December 31, 2001. Sales of machines and accessories during the year ended December 31, 2002 increased to $558,000 from $59,000 during 2001.  Service and rental income decreased 40% to $139,000 during the year ended December 31, 2002 from $231,000 during the comparable period of 2001. The increase in machine sales is due to the recognition of revenue on the Ford gear cleaning system project.  Machine revenue also includes $13,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  In addition, during the year ended December 31, 2002, orders were received and assembly completed on three machines for customers other than Ford.  The Company has recognized revenue of approximately $171,000 on these orders.  The decrease in service and rental income is attributable to fewer service jobs performed during 2002 as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

Gross profit increased to $151,000 during the year ended December 31, 2002 as compared to $134,000 during the prior year. As a percent of sales, gross profit decreased to 22% during the year ended December 31, 2002 as compared to 46% during 2001. Gross profits from sales of machines and accessories increased $95,000 to $130,000 during the year ended December 31, 2002 compared to 2001.  Gross profits in 2002 include the sale of three machines to customers in Canada and Japan offset by a $3,000 loss on the Ford gear cleaning system. Gross profits for the comparable 2001 period relate primarily to the sale of one ice blast machine along with the sale of miscellaneous parts and accessories.  Gross profits from services and rental income decreased to $21,000 during the year ended December 31, 2002 as compared to $99,000 for the comparable period of 2001. The $78,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2002 work and approximately $76,000 in depreciation expense that the Company incurs regardless of whether or not any sales are made.

For the year ended December 31, 2002, general and administrative expense increased 150% to approximately $1.8 million from $714,000 during the comparable period of 2001. The Company issued approximately 6.2 million shares and warrants to consultants with a fair value of approximately $931,000 during the year ended December 31, 2002.  The shares and warrants were issued in exchange for advertising, media relations and publicity services provided by the consultants. Payroll costs increased approximately $140,000 due, in part, to the appointment of a Chief Engineer and a Production Engineer and the accrual of officer and employee bonuses.  The Company approved the payment of employee and officer bonuses of approximately $73,000 during the year ended December 31, 2002.  These bonuses were approved in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company for the year ended December 31, 2002.  Travel costs increased approximately $46,000, while legal fees increased approximately $35,000 due primarily to the costs associated with the formation of the Company’s inactive Dutch subsidiary.

Research and development expenses decreased 25% to $224,000 during the year ended December 31, 2002 as compared to $300,000 during the comparable period of 2001. The $76,000 decrease in research and development expenses is the result of less management and consultant time spent on the Ford project, as well as reduced patent expenses.

Selling and marketing expenses increased $90,000 to $142,000 during the year ended December 31, 2002 as compared to $52,000 for the comparable prior year period.  The increase in selling and marketing expenses reflects the Company’s recent commitment to broadening its marketing focus and is attributable to the hiring of a Vice President of Sales & Marketing in early 2002 as well as the additional sales commissions incurred in order to settle a dispute with a former sales representative.

The Company’s operating losses increased by $1,067,000 to $1,998,000 for the year ended December 31, 2002 from $931,000 for the comparable 2001 period.  The $1,070,000 increase in general and administrative costs and the $90,000 increase in selling and marketing expenses represent the majority of the increased losses.

During the year ended December 31, 2002, the Company recorded interest income in the amount of $76,000 in connection with shareholder notes receivable in the aggregate amount of approximately $1,170,000. The shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. The Company reported approximately $20,000 in interest income during the year ended December 31, 2001, essentially all of which related to interest on shareholder notes.

Interest expense increased by $29,000 to $81,000 during the year ended December 31, 2002 as compared to $52,000 for the prior year. This increase is the result of interest on new long-term debt and notes payable that the Company incurred in late 2001 and in 2002. As a result of the Company's working capital deficit of $845,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of tax deferred assets cannot be determined to be more likely than not.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues decreased $148,000, or 34%, to $291,000 during the year ended December 31, 2001 as compared to $439,000 for the prior year. Sales of machines and accessories decreased 78% to $59,000 in 2001 from $268,000 in 2000, while revenues from services and rental income increased 36% to $231,000 in 2001 from $171,000 in 2000. The Company sold one machine in 2001 as compared to four in 2000. The sales decline relates primarily to the concentration of resources on the Ford Motor Company cleaning system.  Revenue from this project was deferred until final approval from the customer was obtained.  As a result, no revenue has been included in 2001 apart from $55,000 in engineering fees, which is included in service and rental income. Revenue from machine sales includes $13,000 from the amortization of deferred gains on sale and leaseback transactions.  Service revenues were $108,000 during 2001 compared to $27,000 during 2000, and rental revenue was $123,000 during 2001 compared to $144,000 during 2000. The increase in service revenue relates principally to the $55,000 in engineering fees from the Ford contract discussed above.

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

General and administrative expenses increased 19% to $714,000 during the year ended December 31, 2001 as compared to $598,000 during 2000. Employee wages increased $34,000, however this was offset by a reduction in officers’ deferred compensation expense of $18,000.  Recruiting costs declined $12,000 and expenses associated with the Company’s advisory board decreased $27,000.  The costs of SEC filing and reporting increased $21,000 while stock promotion expenses increased $22,000.  Compensation expense on stock options granted to non-employees increased $85,000 in 2001.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2002, the Company had cash and cash equivalents of $4,000. During the year ended December 31, 2002, operating activities used cash of $463,000 as compared to $676,000 during 2001. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, particularly liquidation of balances related to the Ford contract, as well as depreciation, amortization and other non-cash charges, such as the issuance of stock in exchange for goods and services.  The Company used cash of $600 for capital expenditures during the year ended December 31, 2002 as compared to $112,000 for 2001. The Company has no significant commitments for future purchases of capital assets.

Financing activities provided cash of $413,000 during the year ended December 31, 2002 as compared to $777,000 during 2001. Cash has been provided primarily from sale of Company Common Stock and the issuance of notes payable to lenders. Sales of Common Stock provided $513,000 and $656,000 during 2002 and 2001, respectively. Proceeds from the issuance of notes payable were $148,000 in 2002 and $123,000 during the comparable 2001 period. The Company received no financing through long term debt during 2002 as compared to $137,000 in 2001   Repayments on notes payable were $109,000 in 2002. Payments on capital lease obligations used cash of $64,000 in both 2002 and 2001. Long-term debt repayments were $38,000 in 2002 as compared to $21,000 in 2001.  The Company borrows and repays, on a revolving basis, cash advances from its two founders and officers. Repayment of such advances totaled $49,000 and $200,000 in 2002 and 2001, respectively.

The Company had a working capital deficit of $845,000 and a stockholders’ deficit of $1,039,000 at December 31, 2002. Management's plans for continued existence include a greater focus towards rental and sale of ice blast machines and less emphasis on service revenues.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described previously.

In order to preserve liquidity, the Company’s two founders and officers have been paid no cash compensation during the year ended December 31, 2002.  Instead, during 2002, as in prior periods, these officers have sold portions of their personal holdings of the Company’s Common Stock.  During the year ended December 31, 2002, such sales collectively totaled 598,800 shares for the two officers.

The Company is aware of the consequences of continuing negative cash flows and the impact this has on its ability to raise cash in the capital market. On November 13, 2002, UIBI entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase, on each trading day, $10,000 of the Company’s Common Stock up to an aggregate, under certain conditions, of $6.0 million. The agreement requires that the Company file a registration covering the shares to be sold before UIBI is able to receive funds from the sale to Fusion Capital of its Common Stock.  In addition, the Company has traditionally raised equity from its shareholders and is continuing to do so. Notwithstanding these financing strategies, the Company is aware that it may be unable to fulfill certain conditions required by financing agreements, and management is aware that there are challenging market conditions that could deteriorate in the near term, including the prospect that Ford may not fulfill its obligation on the previously discussed purchase orders.

The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated by operating losses.  In the event that the Company is not able to raise funds as described above, current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months. As stated in the foregoing paragraph, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's December 31, 2002 consolidated financial statements, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s cash balance as of December 31, 2002 of $4,000 is not sufficient to fund its current liabilities and planned expenditures for operations through 2003. Consequently, the Company’s ability to execute its plans for 2003, is dependent on its ability to obtain funding other than from operations.

Management of the Company expects that it could require up to $3.5 million in equity and short term working capital loans over the next three years to fully implement its business plan, which includes significant marketing efforts, the continued development of the technologies, expansion of management resources, support of day-to-day operations and the pursuit of commercialization efforts.  The Company believes that the ice blast technology has achieved a critical economic valuation that allows market segments to be served through licensing arrangements.  This license strategy has the objective of reducing the working capital requirements of marketing, distribution and manufacture, and providing the Company with regular ongoing cash flows from licensing revenues.

 In the past, the Company has been successful raising money to fund its operations through the sale of equity securities. However, the Company cannot provide assurances that the additional capital it may need to finance its future operations will be available on acceptable terms, if at all. If the Company is unable to secure financing on acceptable terms, it may be forced to modify its business plan. In addition, the Company cannot provide assurances that it will be able to realize revenues from its technologies or that it will achieve profitability.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Independent Auditor’s Report .	16

Consolidated Balance Sheets at December 31, 2002 and 2001 .	17

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 .	18

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2002 and 2001 .	19

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 .	20-21

Notes to Consolidated Financial Statements .	22-34

Board of Directors

Universal Ice Blast, Inc.

Kirkland, Washington

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Universal Ice Blast, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Ice Blast, Inc. as of December 31, 2002 and 2001, and the results of its operations, stockholders deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company’s continued viability is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

February 28, 2003

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,677	$ 54,455
Accounts receivable - trade	22,743	347,147
Interest receivable on shareholder notes	2,905	-
Inventory	20,262	322,090
Prepaid expenses and other	5,062	-
Advances to officers	45,062	10,420
Total current assets	99,711	734,112
EQUIPMENT, net	139,289	230,166
OTHER ASSETS	10,525	10,525
	$ 249,525	$ 974,803

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 390,055	$ 467,982
Notes payable	224,438	123,000
Accrued liabilities	148,910	40,087
Customer deposits	12,700	-
Advances from officers	71,015	72,507
Deferred revenue	6,700	341,327
Current portion of capital lease obligations and long-term debt	90,920	108,335
Total current liabilities	944,738	1,153,238
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	9,894	57,109
Long-term debt, net of current portion	104,224	141,964
Deferred gains from sale/leasebacks	16,163	28,895
Deferred officers' compensation	213,147	116,262
Total long-term liabilities	343,428	344,230
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,305,638 and 33,109,654 shares issued and outstanding in 2002 and 2001,
respectively	44,305	33,109
Additional paid-in capital	5,517,554	4,085,370
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	126,014	84,738
Accumulated deficit	(5,556,864)	(3,556,232)
Total stockholders' deficit	(1,038,641)	(522,665)
	$ 249,525	$ 974,803

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001

REVENUE
Sales of machines and accessories	$ 557,972	$ 59,316
Service and rental income	139,206	231,499
TOTAL REVENUE	697,178	290,815

COST OF REVENUE
Machines and accessories	427,534	24,145
Service and rental	118,309	132,486
	545,843	156,631

GROSS PROFIT	151,335	134,184

OPERATING EXPENSES
General and administrative	1,784,289	713,860
Research and development	223,609	299,748
Selling and marketing	141,785	52,129
TOTAL EXPENSES	2,149,683	1,065,737

LOSS FROM OPERATIONS	(1,998,348)	(931,553)

OTHER INCOME (EXPENSE)
Interest income	79,040	20,116
Interest expense	(81,324)	(52,073)
TOTAL OTHER INCOME (EXPENSE)	(2,284)	(31,957)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,000,632)	(963,510)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,000,632)	$ (963,510)

BASIC AND DILUTED
NET LOSS PER SHARE	$ (0.06)	$ (0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER-SHARE CALCULATION	35,825,664	24,064,191

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2002 and 2001
						Stock
			Additional	Shareholder	Deferred	Options
	Common Stock		Paid-in	Notes	Stock-Based	and	Accumulated
	Shares	Amount	Capital	Receivable	Compensation	Warrants	Deficit	Total
BALANCE, December 31, 2000	20,841,893	$20,842	$ 2,219,907	$ -	$ (4,489)	$ -	$(2,592,722)	$ (356,462)

Common stock issued for cash	4,171,501	4,171	651,779	-	-	-	-	655,950

Shares issued to consultants providing services to the Company	246,260	246	44,034	-	-	-	-	44,280

Shares issued to officers and employees in exchange for cash and notes receivable	7,850,000	7,850	1,169,650	(1,169,650)	-	-	-	7,850

Amortization of deferred stock-based compensation	-	-	-	-	4,489	-	-	4,489

Stock options issued as compensation	-	-	-	-	-	84,738	-	84,738

Net loss	-	-	-	-	-	-	(963,510)	(963,510)

BALANCE, December 31, 2001	33,109,654	33,109	4,085,370	(1,169,650)	-	84,738	(3,556,232)	(522,665)

Common stock issued for cash	4,691,166	4,691	508,004	-	-	-	-	512,695

Shares and warrants issued to consultants providing services to the Company	6,160,437	6,161	886,753	-	-	38,276	-	931,190

Shares issued in exchange for conversion of notes payable and accrued interest	344,381	344	37,427	-	-	-	-	37,771

Stock options issued as compensation	-	-	-	-	-	3,000	-	3,000

Net loss	-	-	-	-	-	-	(2,000,632)	(2,000,632)

BALANCE, December 31, 2002	44,305,638	$44,305	$ 5,517,554	$(1,169,650)	$ -	$126,014	$(5,556,864)	$(1,038,641)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,000,632)	$ (963,510)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	91,466	93,965
Common stock and warrants issued for goods and services	931,190	44,280
Stock options issued as compensation	3,000	84,738
Amortization of deferred stock-based compensation	-	4,489
Amortization of deferred gain on sale/leaseback transactions	(12,732)	(12,732)
Changes in operating assets and liabilities:
Accounts receivable - trade	324,404	(307,682)
Accounts receivable - related parties	-	28,492
Interest receivable on shareholder notes	(2,905)	-
Inventory	301,828	(311,147)
Prepaid expenses and other	(5,062)	(3,300)
Accounts payable	20,123	354,066
Accrued liabilities	111,594	(13,862)
Due to related parties	-	(15,658)
Deferred revenue	(334,627)	341,327
Deferred officers' compensation	96,885	-
Customer deposits	12,700	-
Net cash used by operating activities	(462,768)	(676,534)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(589)	(112,190)
Net cash used in investing activities	(589)	(112,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(63,922)	(63,555)
Proceeds from long term debt borrowing	-	137,246
Proceeds from borrowings on notes payable	147,885	123,000
Proceeds from issuance of common stock	512,695	655,950
Advances from officers	13,000	137,275
Payments on advances from officers	(49,134)	(199,789)
Payments on long-term debt	(38,448)	(21,211)
Payments of notes payable	(109,497)	-
Common stock issued to officers and employees	-	7,850
Net cash provided by financing activities	412,579	776,766
DECREASE IN CASH AND CASH EQUIVALENTS	(50,778)	(11,958)
CASH AND CASH EQUIVALENTS
Beginning of period	54,455	66,413
End of period	$ 3,677	$ 54,455

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year Ended December 31,
	2002	2001
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 62,927	$ 51,479

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Full recourse notes issued to officers and employees upon
exercise of vested stock options	$ -	$ 1,169,650
Acquisition of equipment from related party in exchange for assumption
of capital lease obligation and settlement of indebtedness	$ -	$ 48,522
Conversion of accounts payable to notes payable	$ 96,956	$ -
Common stock issued in exchange for conversion of notes payable
and accrued interest	$ 37,771	$ -
Stock options issued as compensation	$ 3,000	$ 84,738
Common stock and warrants issued for goods and services	$ 931,190	$ -

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Ice Blast, Inc. (“the Company"), a Nevada corporation, was incorporated on December 28, 1995. The Company's office is located in Kirkland, Washington.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  Critical accounting policies include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as preparation of the financial statements on a going concern basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Midwest Ice Blast, Inc.  All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of stand alone Ice Blast machines and accessories to end users and distributors is recognized at the time goods are shipped or when title passes. Where customers require installation services and operational acceptance, shipment is FOB destination and revenue is recognized upon acceptance by the customer. Revenue from services is recognized as the services are provided. Revenue from the rental of Ice Blast machines is recognized over the rental period based on the terms of the rental agreements.

Accounts Receivable

Management provides for an allowance for uncollectible accounts. At December 31, 2002 and 2001, all accounts were fully collectible and therefore no allowance was considered necessary.

Inventory

The Company values its raw materials, work-in-process and finished goods inventories at the lower of cost or market, on a first in first out basis.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments, including cash, cash equivalents, and accounts and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Long-term obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments. Fair value of advances to/from officers and deferred compensation cannot be reasonably estimated.

Equipment

Equipment is stated at cost. The Company provides depreciation on the cost of its equipment using straight-line methods over estimated useful lives of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs primarily consist of salaries, development materials, consultant fees, supplies and related costs of personnel directly involved in the research and development of new technology.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

The Company expenses advertising costs as incurred. Advertising expense charged to operations was $2,371 and $3,533 for the years ended December 31, 2002 and 2001, respectively.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.

Risk Concentrations

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

As further discussed in Note 3, a significant portion of the Company’s recent operations have involved the design, manufacture and installation of a precision gear cleaning system for the Ford Motor Company (“Ford”).  Approximately 51% and 19% of the Company’s 2002 and 2001 revenues, respectively, related to work performed for Ford.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss per Share

Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and warrants and have been excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.

Shares omitted from the computation of net loss per share due to their anti-dilutive effect approximated 1,663,000 and 1,021,000 for the years ended December 31, 2002 and 2001, respectively.

A summary of the shares used to compute net loss per share is as follows:

	Year Ended December 31,
	2002	2001
Weighted average common shares used to compute
Basic net loss per share	35,825,664	24,064,191

Effect of dilutive securities	-	-
Weighted average common shares used to compute
diluted net loss per share	35,825,664	24,064,191

Segment Information

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.

The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped. Net sales by geographic area for the years ended December 31, were as follows:

	2002	2001
Net sales
United States	$ 484,633	$ 283,891
Canada	177,335	-
Japan	35,210	1,402
Australia	-	5,522
	$ 697,178	$ 290,815

Impairment of Long-lived Assets

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

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financing Costs

Direct costs associated with obtaining capital stock are recorded as a reduction of proceeds.  Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term.  Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term.

Accounting Pronouncements

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations" which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  Statement No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS 143 to have a material impact on its financial condition and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"  (SFAS 144).  SFAS 144 supersedes Statement 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business.  Goodwill is excluded from the scope of Statement No. 144.  Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not expect SFAS 144 to have a material impact on its financial condition and results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"  (SFAS 145).  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company does not expect SFAS 145 to have a material impact on its financial condition and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The Company is currently not affected by SFAS 146, as there are no transactions covered by these pronouncements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS No. 148”).  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS 148 has no impact on the Company’s financial condition or results of operations.

Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating $5,556,864, including a loss of $2,000,632 for the year ended December 31, 2002.  The Company had a working capital deficit of $845,027 and a stockholders’ deficit of $1,038,641 at December 31, 2002.  Management's plans for continued existence include a focus towards rental and sale of ice blast machines and away from services.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets.  These efforts include the arrangement with Ford Motor Company as more fully described in Note 3.  The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock.

The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - CONTRACT WITH FORD MOTOR COMPANY

In July 2001 the Company received its first purchase order from the Ford Motor Company for a precision cleaning, ice blast system to be installed in the production line of Ford's Sharonville, Ohio transmission gear facility.  The purchase order was for the design, manufacture, and installation of one ice blast cleaning station for a price of approximately $341,000.  The system was completed and shipped to Ford in December 2001 where it became fully operational in March 2002 after several factory-induced delays.  The gear cleaning system was required to undergo three months of testing as part of the Six Sigma Implementation Ready process.  The Company recognized no revenue from the Ford system during the year ended December 31, 2001 with the exception of approximately $55,000 of engineering design fees, that are in addition to the price of the system.

In June 2002, Ford notified the Company that Ford has accepted the system.  During the year ended December 31, 2002, Ford paid all amounts due to the Company under the terms of the initial purchase order.  As a result of Ford’s acceptance of the gear cleaning system, the Company recognized approximately $341,000 in revenue during the year ended December 31, 2002.  Costs associated with the system, also recognized during the year ended December 31, 2002, were approximately $344,000 resulting in a loss of approximately $3,000. Because of the initial design costs associated with this project, the foregoing results were in line with management’s expectations.  Management is currently in discussions with Ford on the status of potential additional purchase orders.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 4 - INVENTORY

Inventory consists of the following at December 31:

	2002	2001
Raw materials	$ 20,262	$ 13,141
Work in progress	-	308,949
	$ 20,262	$ 322,090

Work in progress at December 31, 2001 represented costs associated with the development of a precision cleaning ice blast system for the Ford Motor Company as further described in Note 3.

NOTE 5 - EQUIPMENT

Equipment is recorded at cost and consists of the following at December 31:

	2002	2001
Ice blasting equipment	$ 475,147	$ 475,147
Computer equipment	60,879	60,290
	536,026	535,437
Accumulated depreciation and amortization	(396,737)	(305,271)
	$ 139,289	$ 230,166

Included in equipment is $318,663 held under capital lease at both December 31, 2002 and 2001 with accumulated depreciation of $252,090 and $199,211, at December 31, 2002 and 2001, respectively.

During 1999, the Company entered into two sale and leaseback transactions with two unrelated entities, involving Ice Blast machines manufactured by the Company, whereby the Company received gross proceeds of $115,116.  The Company recorded deferred gains on the transactions of $63,647.  The deferred gains are being recognized as revenues over the related service period of the leased assets.  Deferred gain amortization on the sale and leaseback transactions was $12,732 in each of the years ended December 31, 2002 and 2001.

NOTE 6 - NOTES PAYABLE

At December 31, 2002, the Company had six notes payable to unrelated individuals totaling $224,438.  Two notes, with a combined principal balance of $56,625, were collateralized by accounts receivable from Ford.  As discussed in Note 3, Ford has paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with these two lenders, including the possible conversion of the amounts due into equity.  The notes are also secured by personal guarantees of the two founders of Universal Ice Blast, Inc.

During the year ended December 31, 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  Accounts payable to the supplier are approximately $60,000 at December 31, 2002.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.  Terms being negotiated include the supplier’s financing of material purchases in order to provide the working capital to build future equipment for Ford and other customers.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 7 - RELATED PARTY TRANSACTIONS

Advances To/From Officers

The Company has borrowed and repaid, on a revolving basis, certain amounts from its two founders, who are also significant stockholders in the Company.  Borrowings bear interest at an annual rate of 6.5%, are unsecured, and due on demand. Interest expense on advances from officers was $1,196 and $5,054, for the years ended December 31, 2002 and 2001, respectively.  At December 31, 2002, the Company had a liability to one officer of $71,015 and had a balance due from the other officer of $45,062.  In order to comply with new corporate governance provisions, including the Sarbanes-Oxley Act of 2002, the Company has adopted several new corporate policies.  These policies prohibit the issuance of advances to Company officers.  As a result, arrangements have been made for the aforementioned balance due from an officer to be liquidated during the first quarter of 2003.

Deferred Officers’ Compensation

The Company's two founders have agreed to defer a portion of their salaries, in order to preserve the Company's working capital.  This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined.

Due To/From Related Parties

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

During 2000, the Company issued 200,000 shares of common stock to two employees in exchange for the two employees assuming a note payable to Ice Blast West, Inc. of $30,000.  In addition, included in accrued liabilities at December 31, 2001 is $15,000 in accrued bonus to these employees for services provided.  The Company paid the bonuses at a rate of $15,000 per year in 2001 and 2002.

During 2002, the Company granted 147,100 shares of common stock to an entity owned by a brother of an officer in the Company as payment for machine components, valued at $14,710, that are used in the manufacture of the ice blast machines.

Ice Blast California

Ice Blast California is a company owned by a brother of the Company's President.  Ice Blast California acts as a sales agent for the Company and also performs ice blasting services using equipment owned by the Company for which the Company invoices Ice Blast California.  During 2002 and 2001, the Company recorded revenue of $34,400 and $44,000, respectively, on sales to Ice Blast California.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 8 - LONG-TERM DEBT

At December 31, 2002 and 2001, the Company had long-term debt payable to an unrelated entity totaling $145,758 and $184,206, respectively. The debt is payable monthly, bears interest at 14.8%, is collateralized by ice-blasting equipment, and matures November 2005 through October 2006. Future maturities of long-term debt for the years ending December 31 are as follows:

2003	$ 41,534
2004	43,749
2005	45,983
2006	14,492
$ 145,758

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under various capital and operating leases through May 2006. Future minimum lease payments required under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases
2003	$ 56,361	$ 56,060
2004	10,184	57,028
2005	-	59,312
2006	-	20,028
Total minimum lease payments	66,545	$ 192,428
Less amount representing interest at
the rates implicit in the leases	(7,265)
Present value of minimum lease payments
(includes current portion of $49,386)	$ 59,280

Rental expense on operating leases totaled $64,013 and $56,930 in 2002 and 2001, respectively.

Litigation

Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts. Three suits have been filed.  The Company is working to resolve these issues and has agreed to a payment plan with one of the vendors.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 10 - COMMON STOCK

During 2002 and 2001, the Company issued 4,691,166 and 4,171,501 shares of common stock, respectively, through private placements to accredited investors at a weighted average price of $0.11 and $0.16 per share, respectively.

During 2002 and 2001, the Company issued 6,160,437 and 246,260 shares of common stock, respectively, to certain employees, consultants, and a related party vendor for goods and services received (Note 7).  The Company computed the number of common shares issued in these transaction based on the fair value of the goods or services received and the estimated fair value of the Company's common stock on the dates of issuance, which averaged $0.14 per share in 2002 and $0.18 per share in 2001. The Company has recognized expense of $892,914 and $44,280 in 2002 and 2001, respectively, for the goods and services received.  The shares issued and expense recognized in 2002 include the shares issued to Fusion Capital Fund II, LLC as more fully described in Note 13.

During 2002, the Company issued 344,381 shares of common stock to two lenders in exchange for conversion of notes payable of $35,000 and accrued interest of $2,771.

Subsequent to December 31, 2002 through February 28, 2003, the Company issued 973,334 shares of common stock through private placements to accredited investors at approximately $0.06 per share, generating proceeds of $62,167.  An additional 2,971,716 shares were issued to consultants in exchange for services received with an estimated fair value of $270,658.  See Note 14.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Options

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees and consultants may be awarded incentive or nonstatutory stock options.  The 1999 Stock Plan authorizes the grant of options for the purchase of up to 6 million shares of common stock.  Under the 1999 Stock Plan, the option exercise price for incentive stock options may not be less than the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors, but for nonstatutory stock options may be less than the fair market value of the Company's common stock.  Options expire no later than ten years from the grant date, and vesting is established at the time of grant, with the vesting provisions specified in individual option agreements.

During 2002, the Company granted stock options to an employee which, based on the intrinsic value method, included a compensation element of $3,000.  During 2002 and 2001, the Company granted options to shareholders and lenders with a fair value of $14,747 and $84,738, respectively, estimated using the Black-Scholes option-pricing model.

Had the compensation cost for stock options granted to employees been determined using the fair value method, the proforma net loss per share would have been as follows:

Years Ended December 31,	2002	2001
Net loss
As reported	$ (2,000,632)	$ (963,510)
Pro forma	$ (2,082,077)	$ (986,810)
Net loss per common share
As reported	$ (0.06)	$ (0.04)
Pro forma	$ (0.06)	$ (0.04)

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The fair value of the options granted was estimated to be $0.11 in 2002, and $0.13 in 2001 using the Black-Scholes option-pricing model with the following assumptions on the date of grant: 0% dividend yield, 79% and 103% volatility, respectively, 0% forfeitures per year, risk-free interest rates ranging from 4.5% to 7%, and expected lives of five to ten years.

Stock option activity is as follows:

			Weighted
	Common Shares		Average
	Available	Options	Exercise	Options
	for Grant	Outstanding	Price	Exercisable
Balance, December 31, 2000	3,102,291	2,897,709	$ 0.086	2,872,709
Granted	(1,698,466)	1,698,466	$ 0.200
Exercised	950,000	(950,000)	$ 0.150
Forfeited	2,625,000	(2,625,000)	$ 0.075
Balance, December 31, 2001	4,978,825	1,021,175	$ 0.244	1,021,175
Granted	(1,138,333)	1,138,333	$ 0.192
Exercised	-	-	$ -
Forfeited	496,875	(496,875)	$ 0.200
Balance, December 31, 2002	4,337,367	1,662,633	$ 0.221	1,581,383

The following summarizes options outstanding at December 31, 2002:

		Weighted
		Average
		Remaining
Exercise	Number	Contractual	Number
Price	Outstanding	Life (Years)	Exercisable

$ 0.08	125,000	0.50	125,000
$ 0.15	290,000	2.17	290,000
$ 0.17	50,000	1.58	50,000
$ 0.20	280,000	2.48	198,750
$ 0.22	100,000	4.17	100,000
$ 0.25	320,000	2.83	320,000
$ 0.27	173,333	0.62	173,333
$ 0.30	265,133	1.71	265,133
$ 0.35	59,167	0.60	59,167

	1,662,633		1,581,383

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 11 - STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

	Shares Issuable	Weighted
	Upon Exercise	Average	Available
Equity Compensation Plans	of Outstanding	Exercise	for
Approved by Shareholders	Options	Price	Issuance
1999 Stock Plan	1,662,633	$ 0.221	4,337,367
Total	1,662,633		4,337,367

Options forfeited in 2002 consist of unvested options of an employee who left the Company along with the expiration of unexercised options issued in previous years. Options forfeited in 2001 include 2,000,000 options previously issued to the Company’s two founders, which were forfeited in exchange for the purchase of 6,900,000 shares under the terms of the loans further described below.  An additional 625,000 previously outstanding options were surrendered by officers and employees during 2001 in exchange for new options subsequently exercised as part of these same purchase and loan transactions.

The Board of Directors has approved and the Company has made loans to Officers and Employees to assist them in purchasing the Company's common stock.  These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's common stock. In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 shares of common stock issued.  The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31.  Shareholder notes receivable of $1,169,650 are reflected on the accompanying consolidated balance sheet as a reduction in stockholders' equity.

During the year ended December 31, 2002, the Company implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  The plan authorizes the sale or award of up to 5,000,000 shares and/or options of common stock.  On August 16, 2002, the Company filed a registration statement under the Securities Act of 1933 on Form S-8 registering 3,500,000 of the shares authorized under the 2002 Stock Compensation Plan.  As of December 31, 2002, 939,724 shares had been issued under the provisions of this plan.

Warrants

During 2002, the Company issued warrants to shareholders and consultants with a fair value of $23,529 estimated using the Black-Scholes option-pricing model.  The warrants expire over periods of up to ten years.  No warrants were issued during 2001.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 12 - INCOME TAXES

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $4,924,000, which are available to offset future federal taxable income. The net operating loss carryforwards expire in years ending 2013 through 2023.

Deferred taxes are comprised of the following at December 31:

	2002	2001
Deferred tax assets
Net operating loss carryforwards	$ 1,674,100	$ 1,040,400
Other	169,500	127,000
Gross deferred tax assets	1,843,600	1,167,400
Deferred tax liability
Depreciation	(57,600)	(54,800)
Valuation allowance	(1,786,000)	(1,112,600)

	$ -	$ -

Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization have not been met.

A reconciliation of the income tax benefit to the amount expected using the Federal statutory rate follows:

	2002	2001
Expected amount using Federal statutory rate	$ 680,200	$ 327,600
Non-deductible items	(6,800)	(3,100)
Increase in valuation allowance	(673,400)	(324,500)
	$ -	$ -

NOTE 13 – COMMON STOCK PURCHASE AGREEMENT

On November 13, 2002 the Company executed a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion”), whereby the Company can sell to, and Fusion has agreed to purchase, up to $6 million of the Company's common stock.  The Company has no obligation to ever sell shares to Fusion and generally has control over the timing and size of any sales of its shares to Fusion.  The purchase price of the shares of common stock will be based on the future market price of the common stock, without any fixed discount to the market price.  The term of the agreement is for 30 months. As part of the agreement, the Company paid to Fusion a commitment fee in the amount of 1,956,522 shares of the Company's common stock.  The Company intends to file a registration statement in the near future to cover the resale of the shares purchased under the agreement, including the commitment fee shares.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2002 through February 28, 2003, the Company issued 973,334 shares of common stock through private placements to accredited investors at approximately $0.06 per share, generating proceeds of $62,167.  An additional 2,971,716 shares were issued to consultants in exchange for services received with an estimated fair value of $270,658.

Subsequent to December 31, 2002, the Company entered into agreements with three consultants whereby the Company will receive marketing, strategic planning and merger and acquisition advisory services.  In exchange, the consultants will receive 2,650,000 shares of the Company's common stock and options to purchase an additional 9,000,000 shares at prices ranging from $0.06 to $0.075 per share.  The 2,650,000 shares to be issued are included in the shares issued for services prior to February 28, 2003 discussed above.

Item 8. Changes in and Disagreements with Accountants.

On April 2, 2002, Moss Adams LLP (“Moss Adams”) informed the Company that it was declining to stand for re-appointment as the Company’s independent accountant.  Moss Adams had served as the Company’s independent accountant since 1999.

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

Moss Adams’ report on the Company’s consolidated financial statements for the years ended December 31, 2000 and 1999 contained a separate paragraph stating that “[T] he Company has sustained operating losses during 2000 and 1999, and has a working capital deficit of $235,466 and $253,162 at December 31, 2000 and 1999, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The 2000 and 1999 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.”

Except as specified above, Moss Adams’ reports on the Company’s consolidated financial statements for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Moss Adams was provided with a copy of this disclosure and requested to furnish a letter addressed to the Securities and Exchange Commission  (“SEC”) stating whether it agrees with the above statements.  A copy of Moss Adams’ letter to the SEC dated April 8, 2002 is filed as Exhibit 16 to the Company’s April 2, 2002 Form 8-K.

New Independent Accountant

On April 8, 2002 the Company engaged Williams & Webster, P.S. as the Company’s independent accountant to audit the Company’s financial statements for the year ended December 31, 2001.

During the years ended December 31, 2000 and 1999 and through April 8, 2002, the Company had not consulted with Williams & Webster, P.S. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of either a disagreement or a reportable event.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with section 16 (a) of the Exchange Act.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position
Rory Clarke	56	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer
Sam Visaisouk, PhD	56	Director, President and Chief Operating Officer

Rory Clarke has served as Chairman of the Board of Directors and Chief Executive Officer since its inception in December 1995.  He has also been serving as Chief Financial Officer since June 2002.  Mr. Clarke holds business degrees from the University of Cape Town and is a Chartered Accountant from South Africa. He has 30 years of international business experience in manufacturing and financial services industries. During that period and prior to co-founding Universal Ice Blast, Inc., Mr. Clarke served in senior financial and operational positions with First City Trust, F.H. Deacon Hodgson, Inc., Royal Le Page Commercial Company and others. His general management experience spans strategic planning, treasury functions, corporate acquisitions, dispositions, branch expansion and financing.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and holders of more than 10% of the Company Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of the Company.  Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings.  Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2002 and written representations from certain Reporting Persons, the Company believes that, during the year ended December 31, 2002 the following filing requirements of Section 16 (a) were not met: 7 Statements of Changes in Beneficial Ownership of Securities on Form 4 for 38 transactions were filed late for Rory Clarke;  6 Statements of Changes in Beneficial Ownership of Securities on Form 4 for 34 transactions were filed late for Sam Visaisouk. In addition, one Initial Statement of Beneficial Ownership of Securities on Form 3 was filed late by David Saporta.

Item 10. Executive Compensation.

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its executive officers.

Securities
			Amount	Underlying
Name and Position	Year	Salary	Deferred	Options
Rory Clarke, CEO	2002	$ 45,000	$ 45,000	none
	2001	$ 45,000	$ -	none
	2000	$ 45,000	$ 45,000	none

Sam Visaisouk, President/COO	2002	$ 45,000	$ 45,000	none
	2001	$ 45,000	$ -	none
	2000	$ 45,000	$ 45,000	none

No Company executive officer’s total annual compensation has ever exceeded $100,000 during any fiscal year.  However, the Company’s Vice President of Sales and Marketing received compensation of $111,519 during 2002, of which $57,191 was deferred and is payable during 2003.

During the fiscal year ended December 31, 2002, the Company granted no stock options to its executive officers or directors.

During 2001, 2,000,000 options previously issued to the Company’s two founders, were forfeited in exchange for the purchase of 6,900,000 shares under the terms of the loans further described below.  An additional 625,000 previously outstanding options were surrendered by officers and employees during 2001 in exchange for new options subsequently exercised as part of these same purchase and loan transactions.

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

There were no unexercised options held by the Company's named executive officers as of December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At March 6, 2003 the Company had 49,050,688  shares outstanding. The table below contains information concerning each person who is (i) a director, (ii) a named executive officer, and (iii) known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock (its only class of outstanding equity securities).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Rory Clarke(1)	5,865,200	12.0%
533–6th Street South
Kirkland, Washington 98033

Sam Visaisouk, PhD.(1)	5,898,491	12.0%
533–6th Street South
Kirkland, Washington 98033

All Directors and Officers As a Group (two individuals)	11,763,691	24.0%

___________

(1)

Messrs. Clarke and Visaisouk serve as Directors on the Company’s Board of Directors and as the Company’s Chairman/CEO/CFO and President/COO, respectively.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2002, concerning shares of the Company’s Common Stock that may be issued upon the exercise of options and other rights under its existing equity compensation plans and arrangements, divided between plans approved by the Company’s stockholders and plans or arrangements not submitted to its stockholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Shares Issuable	Weighted	Available
Equity Compensation Plans	Upon Exercise of	Average Exercise	for
Approved by Shareholders	Outstanding Options	Price	Issuance
1999 Stock Plan	1,662,633	$ 0.221	4,337,367
Total	1,662,633		4,337,367

Item 12. Certain Relationships and Related Transactions.

Advances to/ from officers-- The Company has borrowed and repaid, on a revolving basis, loans from Messrs. Clarke and Visaisouk, the Company's founders and executive officers. Borrowings bear interest at an annual rate of 6.5%, are unsecured and due on demand. Repayments, net of borrowings totaled $36,000 and $62,000 during the years ended December 31, 2002 and 2001, respectively.  At December 31, 2002, the Company had a liability to one officer of $71,000 and had a balance due from the other officer of $45,000.  In order to comply with new corporate governance provisions, including the Sarbanes-Oxley Act of 2002, the Company has adopted several new corporate policies.  These policies prohibit the issuance of advances to Company officers.  As a result, arrangements have been made for the aforementioned balance due from an officer to be liquidated during the first quarter of 2003.

Deferred officer compensation-- The Company's two founders have agreed to defer a portion of their salaries, in order to preserve the Company's working capital. Approximately $108,000 was deferred in years prior to 2002 and an additional $90,000 was deferred in 2002. This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined.

Transactions with related parties--- Mr. Clarke is a stockholder in three related companies, now inactive, Ice Blast West, Inc. (IBW), Ice Blast Service Company, Inc. (IBSC) and Cascadia Environmental, Inc.  In the past, the related companies have rented ice-blast machines from the Company, and performed ice-blasting services for unrelated entities. The Company has also borrowed and repaid certain amounts, and advanced and collected certain amounts, on a revolving basis, to these related companies.  The advances have been non-interest bearing, unsecured, and due on demand.  During the year ended December 31, 2001, these entities became inactive and, in July 2001, the Company acquired an MX90 ice blast machine from IBSC, in exchange for the assumption of a capital lease in the amount of $28,599 and by deemed settlements of a $35,531 receivable from IBSC and a $15,608 payable to IBW. The purchase price was below what an unrelated third party would have been charged.  Previously outstanding balances were liquidated and no new transactions occurred.

During 2000, the Company issued 200,000 shares of common stock to two employees in exchange for the two employees assuming a note payable to Ice Blast West, Inc. of $30,000.  In addition, included in accrued liabilities at December 31, 2001 is $15,000 in accrued bonus to these employees for services provided.  The Company paid the bonuses at a rate of $15,000 per year in 2001 and 2002.

Ice Blast California is a company owned by a brother of the Company's President.  Ice Blast California acts as a sales agent for the Company and also performs ice blasting services using equipment owned by the Company for which the Company invoices Ice Blast California.  During 2002 and 2001, the Company recorded revenue of $34,400 and $44,000, respectively, on sales to Ice Blast California.

The Company also purchases molded production and experimental machine parts, covered by its patents and made solely for the Company per the Company's specifications, from a company owned by another brother of Mr. Visaisouk. The Company provides the required resins, epoxies and other materials necessary to mold and fabricate theses parts and pays him for the production thereof. Management believes that comparable costs could not be achieved from alternative vendors. During 2002 the Company issued 147,100 shares of its Common Stock in settlement of a trade payable in the amount of $14,710.

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

Item 13. Exhibits and Reports on Form 8K.

(a) Exhibits

Exhibit No.		Location Reference
3.1	Articles of Incorporation	1.

3.2	Amended and Restated By-laws	1.

4.2	Universal Ice Blast, Inc. 1999 Stock Plan	1.

4.3	Universal Ice Blast, Inc. 2002 Stock Compensation Plan	6.

10.1	Common Stock Purchase Agreement dated November 13, 2002 between Universal Ice Blast, Inc. and Fusion Capital Fund II, LLC	3.

10.2	Purchase Order dated August 3, 2001 from Ford Motor Company as amended on January 11, 2002 and April 24, 2002. Portions of this exhibit have been omitted and filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.	2.

10.3	Industrial Lease Agreement of Kirkland Commerce Center to Universal Ice Blast dated March 5, 2001	1.

16.1	Letter on change in certifying accountant	4.

21.1	Subsidiaries of the Company	1.

23.1	Consent of Independent Accountants	7.

24.1	Power of attorney	5.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	7.

Legend

1.

Incorporated by reference to such exhibit filed with UIBI’s Registration Statement on Form 10-SB filed with the Commission on May 10, 2001.

2.

Incorporated by reference to such exhibit filed with UIBI’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Commission on May 13, 2002.

3.

Incorporated by reference to such exhibit filed with UIBI’s Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002.

4.

Incorporated by reference to such exhibit filed with UIBI’s Current Report on Form 8-K Filed with the Commission on April 8, 2002.

5.

Included on signature page to this Form 10-KSB.

6.

Incorporated by reference to such exhibit filed with UIBI’s Registration Statement on Form S-8 filed with the Commission on August 16, 2002.

7.

Filed herewith.

(b) Reports on Form 8K.  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

On April 8, 2002 the Company filed a report on Form 8-K disclosing that Moss Adams, LLP had declined to stand for re-appointment as the Company’s independent accountants.  This report also disclosed the fact that the Company had appointed Williams & Webster, P.S. as its independent accountants.

Item 14. Controls and Procedures.

As of a date within 90 days of the date of this report, the Company's Chief Executive and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon this evaluation, the Chief Executive and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

SIGNATURES

Pursuant to the requirements of section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:

/S/   RORY CLARKE

Rory Clarke,

Director, CEO and CFO

By:

/S/   SAM VISAISOUK

Sam Visaisouk,

Director and President

Date: March 26th, 2003

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

Signatures	Title	Date
/s/ Rory Clarke	Director, Chief Executive Officer and Chief Financial Officer	March 26, 2003
Rory Clarke

/s/ Sam Visaisouk	Director and President	March 26, 2003
Sam Visaisouk

CERTIFICATION

I, Rory Clarke, Chief Executive Officer and Chief Financial Officer of Universal Ice Blast, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Ice Blast, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/S/   RORY CLARKE

Rory Clarke

Chief Executive Officer and Chief Financial Officer

March 26, 2003