Form 10QSB
period 2003-03-31
UNIVERSAL ICE BLAST INC
filed 2003-05-08
CIK 1067530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  52,990,689 at April 23, 2003.

Universal Ice Blast, Inc.

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and	12
Results of Operations

Item 3. Controls and Procedures	15

Item 4. Quantitative and Qualitative Disclosure about Market Risk	15

Part II – Other Information

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	16

Signature Page	17

Certification	18

Index to Exhibits	19

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	December 31,
	(Unaudited)	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,485	$ 3,677
Accounts receivable - trade	3,750	22,743
Interest receivable on shareholder notes	18,725	2,905
Inventory	34,586	20,262
Prepaid expenses and other	21,485	5,062
Advances to officers	-	45,062
Total current assets	82,031	99,711
EQUIPMENT, net	174,720	139,289
OTHER ASSETS	10,525	10,525
	$ 267,276	$ 249,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 379,704	$ 390,055
Notes payable	214,008	224,438
Accrued liabilities	211,428	148,910
Customer deposits	27,961	12,700
Advances from officers	72,066	71,015
Deferred revenue	25,000	6,700
Current portion of capital lease obligations and long-term debt	86,858	90,920
Total current liabilities	1,017,025	944,738
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	3,504	9,894
Long-term debt, net of current portion	93,482	104,224
Deferred gains from sale/leasebacks	12,980	16,163
Deferred officers' compensation	222,060	213,147
Total long-term liabilities	332,026	343,428
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,090,689 and 44,305,638 shares issued and outstanding in 2003 and 2002,
respectively	51,090	44,305
Additional paid-in capital	6,154,827	5,517,554
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	450,024	126,014
Accumulated deficit	(6,568,066)	(5,556,864)
Total stockholders' deficit	(1,081,775)	(1,038,641)
	$ 267,276	$ 249,525

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATMEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2003
	2003	2002

REVENUE
Sales of machines and accessories	$ 7,901	$ 3,594
Service and rental income	25,078	42,906
TOTAL REVENUE	32,979	46,500

COST OF REVENUE
Machines and accessories	4,402	625
Service and rental	23,164	36,087
	27,566	36,712

GROSS PROFIT	5,413	9,788

OPERATING EXPENSES
Professional fees	713,490	24,138
General and administrative	224,394	160,452
Research and development	41,075	42,416
Selling and marketing	39,001	20,795
TOTAL EXPENSES	1,017,960	247,801

LOSS FROM OPERATIONS	(1,012,547)	(238,013)

OTHER INCOME (EXPENSE)
Interest income	18,900	19,098
Interest expense	(17,555)	(23,412)
TOTAL OTHER INCOME (EXPENSE)	1,345	(4,314)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,011,202)	(242,327)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,011,202)	$ (242,327)

BASIC AND DILUTED
NET LOSS PER SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION	46,617,321	33,207,432

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

					Stock
			Additional	Shareholder	Options
	Common Stock		Paid-in	Notes	and	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
BALANCE, December 31, 2002	44,305,638	$44,305	$5,517,554	$(1,169,650)	$126,014	$(5,556,864)	$(1,038,641)

Common stock issued for cash	3,713,335	3,713	245,603	-	-	-	249,316

Stock options issued as compensation	-	-	-	-	439,040	-	439,040

Shares issued to and options exercised by consultants providing services to the Company	3,071,716	3,072	391,670	-	(115,030)	-	279,712

Net loss	-	-	-	-	-	(1,011,202)	(1,011,202)

BALANCE, March 31, 2003	51,090,689	$51,090	$6,154,827	$(1,169,650)	$450,024	$(6,568,066)	$(1,081,775)

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,011,202)	$ (242,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	23,141	26,569
Common stock and warrants issued for goods and services	279,712	42,566
Stock options issued as compensation	439,040	3,000
Amortization of deferred gain on sale/leaseback transactions	(3,183)	(3,183)
Changes in operating assets and liabilities:
Accounts receivable - trade	18,993	83,738
Interest receivable on shareholder notes	(15,820)	(18,746)
Inventory	(14,324)	(61,810)
Prepaid expenses and other	(16,423)	(12,227)
Accounts payable	(10,351)	(18,169)
Accrued liabilities	62,518	(11,517)
Deferred revenue	18,300	79,525
Deferred officers' compensation	8,913	-
Customer deposits	15,261	25,000
Net cash used by operating activities	(205,425)	(107,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(23,747)	(588)
Net cash used in investing activities	(23,747)	(588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(11,501)	(18,063)
Proceeds from borrowings on notes payable	-	56,260
Proceeds from issuance of common stock	249,316	116,962
Advances from officers	39,374	-
Payments on advances from officers	(28,086)	(29,240)
Payments on long-term debt	(9,693)	(13,437)
Payments of notes payable	(10,430)	(33,000)
Net cash provided by financing activities	228,980	79,482
DECREASE IN CASH AND CASH EQUIVALENTS	(192)	(28,687)
CASH AND CASH EQUIVALENTS
Beginning of period	3,677	54,455
End of period	$ 3,485	$ 25,768

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
Three Months Ended March 31,
	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 12,931	$ 15,609

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of accounts payable to notes payable	$ -	$ 71,550
Stock options issued as compensation	$ 439,040	$ 3,000
Common stock and warrants issued for goods and services	$ 279,712	$ 42,566
Equipment contributed in exchange for reduction of officer advances	$ 34,825	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1 - Basis of Presentation of Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2002 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

Note 2 – Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.  Had the compensation cost for stock options granted to employees been determined using the fair value method, the proforma net loss per share would have been as follows:

Three Months Ended March 31,
	2003	2002
Net loss
As reported	$ (1,011,202)	$ (242,327)
Pro forma	$ (1,011,202)	$ (323,772)
Net loss per common share
As reported	$ (0.02)	$ (0.01)
Pro forma	$ (0.02)	$ (0.01)

Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.  The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped.  Sales for the three month periods ended March 31, 2003 and 2002 were all to customers located in the United States.

Note 3 – Financial Condition, Liquidity and Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating $6,568,000, including a loss of $1,011,000 for the three-month period ended March 31, 2003.

The Company had a working capital deficit of $935,000 and a stockholders’ deficit of $1,082,000 at March 31, 2003. Management's plans for continued existence include a focus towards sales of ice blast systems and machines and raising additional capital through the sale of common stock and issuance of debt. The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company (“Ford”) as more fully described in Note 6.  In addition, as further discussed in Note 7, the Company has entered into a Common Stock Purchase Agreement with an investment fund.  Subject to certain conditions, the investment fund has agreed to purchase up to $6 million of the Company’s common stock.

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

Note 4 - Common Stock

During the three months ended March 31, 2003, the Company issued 3,713,335 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of approximately $249,000 to 13 investors, all of whom were accredited investors and/or existing shareholders of the Company.  During the same period, under Section 4(2) of the Securities Act, the Company issued 3,071,716 shares of common stock to five consultants for goods and services having an estimated fair market value of approximately $280,000.

Note 5 - Stock Options and Warrants

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees, consultants and others may be awarded incentive or non-statutory stock options.  At December 31, 2002, options outstanding, all of which were non-statutory, totaled 1,662,633.  No new options were granted to employees during the three months ended March 31, 2003.

The Company has also implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  During the three months ended March 31, 2003, the Company issued options to purchase 9,000,000 shares of its common stock to three consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services for Europe and North America with a fair market value of approximately $439,000 estimated using the Black-Scholes option pricing model.  As of March 31, 2003, 7,290,441 shares had been issued under the provisions of the 2002 Stock Compensation Plan, including a total of 2,720,000 shares purchased through the exercise of a portion of the aforementioned 9,000,000 options issued to consultants.  Options to purchase an additional 6,280,000 shares remained outstanding at March 31, 2003.

Note 6 - Contract with the Ford Motor Company

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”).  The machine was installed in January 2002 and became operational in March 2002.  In June 2002, Ford notified the Company that Ford has accepted and approved the gear-cleaning system as Implementation Ready.  In July 2002 the Company was informed that Ford’s Sharonville, Ohio plant would buy two additional gear-cleaning systems.

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

Note 7 – Commitments and Contingencies

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

Certain other vendors of the Company have threatened to bring legal action for payment of overdue amounts. In addition to the Systems Interface lawsuit, three further suits have been filed.  Two of these suits were settled during the three months ended March 31, 2003 for the amount of the liability previously recorded by the Company. The Company is working to resolve all other issues.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s March 31, 2003 financial statements.

During 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  The accounts payable balance owed to the supplier is approximately $60,000 at March 31, 2003.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.  Terms being negotiated include the supplier’s financing of material purchases in order to provide the working capital to build future equipment for Ford and other customers.

In November 2002, the Company executed a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion”), whereby the Company can sell to, and Fusion has agreed to purchase, up to $6 million of the Company's common stock. The Company has no obligation to ever sell shares to Fusion and generally has control over the timing and size of any sales of its shares to Fusion. The purchase price of the shares of common stock will be based on the future market price of the common stock, without any fixed discount to the market price. The term of the agreement is for 30 months. As part of the agreement, the Company paid to Fusion a commitment fee in the amount of 1,956,522 shares of the Company's common stock.  The Company intends to file a registration statement in the near future to cover the resale of the shares purchased under the agreement, including the commitment fee shares.

At March 31, 2003, the Company had notes payable totaling approximately $81,000 that were collateralized by accounts receivable from Ford.  During 2002, Ford paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with its lenders, including the possible conversion of the amounts due into equity.

Note 8 – Subsequent Events

Subsequent to March 31, 2003, the Company issued 1,900,000 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $100,000 to three investors, all of whom were accredited investors and/or existing shareholders of the Company.  All of the shares were issued by the exercise of options granted through the Company’s 2002 Stock Compensation Plan.

Subsequent to March 31, 2003, the Company’s Board of Directors authorized the cancellation of 1,000,000 common shares issued prior to March 31, 2003 under the Company’s 2002 Stock Compensation Plan.  At the same time, the Board of Directors also approved the cancellation of options to purchase 4,380,000 shares of common stock that were outstanding as of March 31, 2003 under the Company’s 2002 Stock Compensation Plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the “Quarterly Report”) and with the Company’s consolidated annual financial statements and management’s discussion and analysis included in the Company’s December 31, 2002 Annual Report on Form 10-KSB (the “Annual Report”).

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Universal Ice Blast include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as the preparation of the financial statements on a going concern basis.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

During the three months ended March 31, 2003, revenues decreased by 29% to $33,000 as compared to the three months ended March 31, 2002.  First quarter 2003 sales of machines and accessories increased to $8,000 from $4,000 during the comparable three-month period of 2002, while service and rental income decreased 36% to $25,000 during the three months ended March 31, 2003 from $43,000 during the comparable period of 2002.  First quarter machine revenue consists of $4,000 in sales of machine parts and accessories and $3,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  The decrease in service and rental income is attributable to fewer and smaller service jobs performed during 2003.

Gross profit for the three months ended March 31, 2003 was $5,000, a decrease of $5,000 from the comparable balance for the three months ended March 31, 2002.   The gross profit decline is due, in part to approximately $16,000 in depreciation expense that the Company incurs regardless of whether or not any sales are made.  Gross profits from sales of machines and accessories increased $1,000 to $3,000 during the three months ended March 31, 2003 compared to the comparable 2002 period due to the mark up on increased sales of parts and accessories during 2003.  Gross profits from services and rental income decreased to $2,000 during the three months ended March 31, 2003 as compared to $6,000 for the comparable period of 2002. The $4,000 decrease in service and rental gross profit is the result of decreased volumes, lower rental and service rates obtained on 2003 work and the aforementioned fixed depreciation costs.

For the three months ended March 31, 2003, professional fees increased $689,000 to $713,000 from $24,000 during the comparable period of 2002.  During the first quarter of 2003, the Company issued approximately 3.1 million shares to consultants with a fair value of approximately $280,000, of which $238,000 represented professional fees.  The shares were issued in exchange for marketing, media relations, strategic planning, and merger and acquisition advisory services provided by the consultants.  During the three months ended March 31, 2003, the Company also issued options to purchase 9,000,000 shares of its common stock to three consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $439,000, all of which represented professional fees.  The fair market value of these services was estimated using the Black-Scholes option pricing model.

During the first quarter of 2003, general and administrative expense increased by approximately $64,000 to $224,000 from $160,000 during the three months ended March 31, 2002.  The Company approved the accrual of employee and officer bonuses of approximately $18,000 in the first quarter of 2003 in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company.  No such bonuses were approved during the comparable 2002 period.  Deferred officers’ compensation of approximately $23,000 was recorded in the three months ended March 31, 2003 as compared to zero during the first quarter of 2002.  Expenses incurred for press releases increased approximately $35,000 during the first quarter of 2003 as compared to 2002.  All 2003 press release costs were paid to consultants through the issuance of common shares, the fair market value of which was estimated using the Black-Scholes option pricing model.

Research and development expenses remained essentially unchanged at $41,000 in the first quarter of 2003 compared to $42,000 during the comparable 2002 period.  Salaries of engineers involved in the research and development of new technology along with patent expenses represent the majority of the Company’s research and development costs.

Selling and marketing expenses increased $18,000 to $39,000 during the three months ended March 31, 2003 as compared to $21,000 for the comparable prior year period. The increase in selling and marketing expenses reflects the Company’s recent commitment to broadening its marketing focus. The Company hired a Vice President of Sales & Marketing in February 2002.  As a result, the first quarter of 2003 includes a full three months’ of his compensation and expenses compared to approximately half those costs in the comparable 2002 period.

The Company’s operating losses increased by $775,000 to $1,013,000 for the three months ended March 31, 2003 from $238,000 for the comparable 2002 period.  The $689,000 increase in professional fees, along with the $64,000 increase in general and administrative expense represent the majority of the increased losses.  The costs of shares and options issued to consultants of $280,000 and $439,000, respectively, comprise the largest components of the increase.  Management anticipates incurring additional future operating losses through the remainder of 2003.

During the quarter ended March 31, 2003, the Company recorded interest income in the amount of $19,000 in connection with shareholder notes receivable in the aggregate amount of approximately $1,170,000. The shareholder notes receivable resulted from the Company's issuance of common stock to officers and employees during the year ended December 31, 2001. A comparable amount of interest income was also recorded during the first quarter of 2002.

Interest expense decreased by $5,000 to $18,000 during the three months ended March 31, 2003 as compared to $23,000 for the comparable three months of the prior year. This decrease is the result of reductions in the Company’s long-term debt and notes payable from the comparable 2002 period, including the payoff of three separate leases. As a result of the Company's working capital deficit of $935,000, interim financing necessary to settle operating liabilities arising from the assembly and installation of the Ford gear cleaning system as well as to cover other operating expenses is anticipated to be expensive if adequate equity capital cannot be raised. Should the Company be required to finance anticipated future operations with debt as opposed to equity, future interest expense can be expected to increase significantly.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $3,000. During the three months ended March 31, 2003, operating activities used cash of $205,000 as compared to $108,000 during 2002. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, along with depreciation, amortization and other non-cash charges,  such as the issuance of stock and options in exchange for goods and services.  The Company manufactured an ice blast machine during the three months ended March 31, 2003, which used cash of $24,000 for capital expenditures as compared to $600 for 2002. The Company has no significant commitments for future purchases of capital assets.

Financing activities provided cash of $229,000 during the three months ended March 31, 2003 as compared to $79,000 during 2002. Cash has been provided primarily from sale of Company common stock and, during 2002, the issuance of notes payable to lenders.  Sales of common stock provided $249,000 and $117,000 during 2003 and 2002, respectively.  Proceeds from the issuance of notes payable were zero in the first three months of 2003 and $56,000 during the comparable 2002 period.  Repayments on the notes were $10,000 in 2003 and $33,000 during 2002.  Payments on capital lease obligations used cash of $11,000 and $18,000 during 2003 and 2002, respectively.  Long-term debt repayments were $10,000 in 2003 as compared to $13,000 in 2002.  The Company borrows and repays, on a revolving basis, cash advances from its two founders and officers.  Advances of $39,000 were received from officers during the first quarter of 2003 compared to zero in 2002.  Repayment of such advances totaled $28,000 and $29,000 in 2003 and 2002, respectively.

The Company had a working capital deficit of $935,000 and a stockholders’ deficit of $1,082,000 at March 31, 2003.  Management's plans for continued existence include a greater focus towards rental and sale of ice blast machines and less emphasis on service revenues.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. These efforts include the arrangement with Ford Motor Company as more fully described in Note 6 to the consolidated financial statements.

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

The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months.  Consequently, the Company is currently seeking additional equity financing to fund the Company's immediate liquidity needs.  Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments.  There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.  In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's December 31, 2002 consolidated financial statements included in the Annual Report, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Certain other vendors of the Company have threatened to bring legal action for payment of overdue amounts.  In addition to the Systems Interface lawsuit, three further suits have been filed.  Two of these suits were settled during the three months ended March 31, 2003 for the amount of the liability previously recorded by the Company.  The Company is working to resolve all other issues.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s March 31,2003 financial statements.

Item 2. Changes in Securities

During the three months ended March 31, 2003, the Company issued 3,713,335 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of approximately $249,000 to 13 investors, all of whom were accredited investors and/or existing shareholders of the Company.  During the same period, under Section 4(2) of the Securities Act the Company issued 3,071,716 shares of common stock to five consultants for goods and services having an estimated fair market value of approximately $280,000.

Item 6. Exhibits and Reports on Form 8K.

(a) Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K.  - No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:

/S/   RORY CLARKE

Rory Clarke

Chief Executive Officer and Chief Financial Officer

Date:  May 8, 2003

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

May 8, 2003

INDEX TO EXHIBITS

(99) OTHER EXHIBITS

99.1

Certification by Rory Clarke pursuant to section 906 of the Sarbanes-Oxley Act of

2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code)