Form 10QSB
period 2003-06-30
UNIVERSAL ICE BLAST INC
filed 2003-08-08
CIK 1067530

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,561,634 at July 22, 2003.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

Universal Ice Blast, Inc.

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and	12
Results of Operations

Item 3. Controls and Procedures	16

Part II – Other Information

Item 1. Legal Proceedings	16

Item 2. Changes in Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	16

Signature Page	17

Index to Exhibits	18

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ICE BLAST, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,284	$ 3,677
Accounts receivable – trade	25,747	22,743
Interest receivable on shareholder notes	37,681	2,905
Inventory	31,442	20,262
Prepaid expenses and other	19,635	5,062
Advances to officers	-	45,062
Total current assets	115,789	99,711
EQUIPMENT, net	151,490	139,289
OTHER ASSETS	9,825	10,525
	$ 277,104	$ 249,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 348,815	$ 390,055
Notes payable	203,564	224,438
Accrued liabilities	280,806	148,910
Customer deposits	27,961	12,700
Advances from officers	69,868	71,015
Deferred revenue	-	6,700
Current portion of capital lease obligations and long-term debt	84,224	90,920
Total current liabilities	1,015,238	944,738
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	-	9,894
Long-term debt, net of current portion	83,156	104,224
Deferred gains from sale/leasebacks	9,797	16,163
Deferred officers' compensation	246,281	213,147
Total long-term liabilities	339,234	343,428
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5 million shares authorized, none issued	-	-
and 44,305,638 shares issued and outstanding in 2003 and 2002,
respectively	56,956	44,305
Additional paid-in capital	6,559,975	5,517,554
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	148,577	126,014
Accumulated deficit	(6,673,226)	(5,556,864)
Total stockholders' deficit	(1,077,368)	(1,038,641)
	$ 277,104	$ 249,525

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE
Sales of machines and accessories	$ 13,592	$ 381,350	$ 21,493	$ 384,944
Service and rental income	88,853	28,575	113,931	71,481
Total Revenue	102,445	409,925	135,424	456,425

COST OF REVENUE
Machines and accessories	606	365,815	5,008	366,440
Service and rental	38,329	29,558	61,493	65,645
Total Cost of Revenue	38,935	395,373	66,501	432,085

GROSS PROFIT	63,510	14,552	68,923	24,340

OPERATING EXPENSES
Professional fees (Note 5)	(157,696)	22,429	555,794	46,566
General and administrative	219,303	198,436	443,697	358,889
Research and development	47,818	50,527	88,893	92,943
Selling and marketing	57,090	48,810	96,091	69,605
TOTAL EXPENSES	166,515	320,202	1,184,475	568,003

LOSS FROM OPERATIONS	(103,005)	(305,650)	(1,115,552)	(543,663)

INTEREST INCOME	18,954	19,695	37,854	38,793
INTEREST EXPENSE	(21,109)	(19,875)	(38,664)	(43,287)
TOTAL OTHER INCOME (EXPENSE)	(2,155)	(180)	(810)	(4,494)

LOSS BEFORE PROVISION FOR INCOME TAXES	(105,160)	(305,830)	(1,116,362)	(548,157)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (105,160)	$ (305,830)	$ (1,116,362)	$ (548,157)

BASIC AND DILUTED
NET LOSS PER SHARE	$ -	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION	52,657,079	34,166,654	49,637,200	33,687,044

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Stock
			Additional	Shareholder	Options
	Common Stock		Paid-in	Notes	and	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
BALANCE, December 31, 2002	44,305,638	$ 44,305	$ 5,517,554	$ (1,169,650)	$ 126,014	$ (5,556,864)	$ (1,038,641)

Common stock issued for cash	4,471,669	4,472	286,845	-	-	-	291,317

Stock options issued as compensation	-	-		-	232,830	-	232,830

Common stock issued for cash from exercise of options	2,415,000	2,415	215,997	-	(210,267)	-	8,145

Common stock issued to consultants and employees providing services to the Company	5,764,060	5,764	539,579	-	-	-	545,343

Net loss	-	-	-	-	-	(1,116,362)	(1,116,362)

BALANCE, June 30, 2003	56,956,367	$ 56,956	$ 6,559,975	$ (1,169,650)	$ 148,577	$ (6,673,226)	$ (1,077,368)

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,116,362)	(548,157)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,371	49,856
Common stock and warrants issued for goods and services	545,343	42,566
Stock options issued as compensation	232,830	3,000
Amortization of deferred gain on sale/leaseback transactions	(6,366)	(6,366)
Changes in operating assets and liabilities:
Accounts receivable - trade	(3,004)	265,927
Interest receivable on shareholder notes	(34,776)	(37,701)
Inventory	(11,180)	258,380
Prepaid expenses and other	(13,873)	(8,152)
Accounts payable	(41,240)	(30,981)
Accrued liabilities	131,896	7,485
Deferred revenue	(6,700)	(152,233)
Deferred officers' compensation	33,134	48,443
Customer deposits	15,261	9,700
Net cash used by operating activities	(228,666)	(98,233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(23,747)	(588)
Net cash used in investing activities	(23,747)	(588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(27,966)	(35,863)
Proceeds from borrowings on notes payable	-	148,979
Proceeds from issuance of common stock	299,462	127,962
Advances from officers	42,884	4,000
Payments on advances from officers	(33,794)	(61,282)
Payments on long-term debt	(9,692)	(16,787)
Payments of notes payable	(20,874)	(76,448)
Net cash provided by financing activities	250,020	90,561
DECREASE IN CASH AND CASH EQUIVALENTS	(2,393)	(8,260)
CASH AND CASH EQUIVALENTS
Beginning of period	3,677	54,455
End of period	$ 1,284	$ 46,195

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(UNAUDITED)

Six Months Ended June 30,
	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 26,003	$ 38,156

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of accounts payable to notes payable	$ -	$ 96,956
Stock options issued as compensation	$ 232,830	$ 3,000
Common stock and warrants issued for goods and services	$ 545,343	$ 42,566
Equipment contributed in exchange for reduction of officer advances	$ 34,825	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

Note 2 – Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition - Revenue from the sale of stand alone Ice Blast machines and accessories to end users and distributors are shipped FOB shipping point at which time the title passes and revenue is recognized. Where customers require installation services and operational acceptance, shipment is FOB destination and revenue is recognized upon acceptance by the customer. Revenue from services is recognized as the services are provided. Revenue from rental of Ice Blast machines is recognized over the rental period based on terms of rental agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss
As reported	$ (105,160)	$ (305,830)	$ (1,116,362)	$ (548,157)
Pro forma	$ (105,160)	$ (305,830)	$ (1,116,362)	$ (629,602)
Net loss per common share
As reported	$ -	$ (0.01)	$ (0.02)	$ (0.02)
Pro forma	$ -	$ (0.01)	$ (0.02)	$ (0.02)

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003

(Unaudited)

Note 2 – Significant Accounting Policies (continued)

Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.  The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped.  Sales for the six month periods ended June 30, 2003 and 2002 were all to customers located in the United States.

Note 3 – Financial Condition, Liquidity and Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating $6,673,000, including a loss of $1,116,000 for the six-month period ended June 30, 2003.

The Company had a working capital deficit of $899,000 and a stockholders’ deficit of $1,077,000 at June 30, 2003.  Management's plans for continued existence include a re-focus of its business plan to include long-term rental income into the industrial markets, which would reduce reliance on the automotive markets, and continued efforts to raise additional capital through the sale of common stock and issuance of debt.  The Company is actively pursuing marketing arrangements for its products in the precision, environmental and industrial cleaning markets.  The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, licensing the rights to build and sell Ice Blast products to others, including competitors of the Company.  The intended result of this change in business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

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

Note 4 - Common Stock

During the six months ended June 30, 2003, the Company issued 6,886,669 shares of common stock through private placements under Section 4(2) of the Securities Act for cash in the aggregate amount of $299,000 to 15 investors, all of whom were accredited investors and/or existing shareholders of the Company.  During the same period, under Section 4(2) of the Securities Act, the Company issued 5,764,060 shares of common stock to 10 consultants and seven employees for services having a fair market value of approximately $ 545,000.

Note 5 - Stock Options and Warrants

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees, consultants and others may be awarded incentive or non-statutory stock options. The 1999 Stock Plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2002 options outstanding, all of which were non-statutory, totaled 1,662,633.  No new options were granted to employees during 2003.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003

(Unaudited)

Note 5 – Stock Options and Warrants (continued)

The Company has also implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  During the six months ended June 30, 2003, the Company issued options to purchase 11,000,000 shares of its common stock to four consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services for Europe and North America with a fair market value of approximately $471,000 estimated using the Black-Scholes option pricing model.  In April 2003, the Company’s Board of Directors approved the cancellation of options to purchase 4,380,000 shares of common stock previously issued to certain of these consultants, which was recorded as a decrease in professional fees expense and common stock and additional paid-in-capital of approximately $239,000. As of June 30, 2003, 8,775,678 shares had been issued under the provisions of the 2002 Stock Compensation Plan, including a total of 5,135,000 shares purchased through the exercise of a portion of the aforementioned 11,000,000 options issued to consultants.  Options to purchase an additional 1,485,000 shares at $0.045 per share remained outstanding at June 30, 2003, which expire in September 2003.

Note 6 - Contract with the Ford Motor Company

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”).  The machine was installed in January 2002 and became operational in March 2002.  In June 2002, Ford notified the Company that Ford has accepted and approved the gear-cleaning system as Implementation Ready.  In the third quarter of 2002, the gear cleaning system was required to undergo further operational efficiency testing before additional equipment would be purchased from the Company.  The tests were conducted as a part of Ford’s Six Sigma quality control process.  UIBI obtained the necessary data to take corrective actions on its equipment in December 2002 and January 2003, and in February 2003, these tests produced results that substantially surpassed Ford’s tolerance requirements.

In July 2002, the Company was informed that Ford’s Sharonville, Ohio plant would buy two additional gear-cleaning systems in 2002, and the Company has continued to pursue contractual commitments regarding these systems.  In June 2003, the Company was informed that Ford would not be buying the two additional systems as previously discussed, nor was it likely that other purchases would be made, as a result of not requiring the high level of cleanliness produced by Ice Blast technology.

Note 7 – Commitments and Contingencies

On October 21, 2002, a lawsuit was brought against Universal Ice Blast, Inc. by Systems Interface, Inc. (“Systems Interface”) one of its vendors, in the King County, Washington Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  UIBI has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments.  At June 30, 2003, the Company owed approximately $34,000 to this vendor.  So long as the Company makes payments on the obligation as agreed, Systems Interface has agreed not to undertake efforts to enforce the judgment.

Certain other vendors of the Company have threatened to bring legal action for payment of overdue amounts. In addition to the Systems Interface lawsuit, five further suits have been filed.  Two of these suits were settled during the six months ended June 30, 2003 for the amount of the liability previously recorded by the Company. The Company is working to resolve all other issues.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s June 30, 2003 financial statements.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003

(Unaudited)

Note 7 – Commitments and Contingencies (continued)

During 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  Accounts and notes payable to the supplier are approximately $60,000 at June 30, 2003.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.  Terms being negotiated include the supplier’s financing of material purchases in order to provide the working capital to build future equipment for customers.

At June 30, 2003, the Company had notes payable totaling approximately $81,000 that were collateralized by accounts receivable from Ford.  During 2002, Ford paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with its lenders, including the possible conversion of the amounts due into equity.

As previously disclosed, in November 2002, the Company executed a Common Stock Purchase Agreement (the “Agreement”) with Fusion Capital Fund II, LLC (“Fusion”), whereby the Company would sell to Fusion up to $6 million of the Company’s common stock at prices based on future market prices.  As part of the agreement, the Company paid to Fusion a commitment fee in the amount of 1,956,522 shares of Company common stock.  No shares were sold to Fusion, and in June 2003, the Agreement was terminated, as a result of the Company’s stock price being less than the guaranteed “floor price”.

Note 8 – Subsequent Events

Subsequent to June 30, 2003, the Company issued 1,938,500 shares of common stock to six employees of the Company as payment of compensation with a fair value of $97,000.  Additionally, 666,767 shares of common stock were issued in partial settlement of a note payable to an investor.  The fair market value of the shares issued was estimated to be $33,000.  All of the shares were issued through the Company’s 2002 Stock Compensation Plan.

On July 17, 2003 the Company received notification from Mr. Sam Visaisouk, one of the Company’s two founders, that he resigned as Chief Operating Officer, President, and Member of the Board of Directors.  The Company is engaged in assessing candidates to replace Mr. Visaisouk and strengthen its Board of Directors.

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

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

During the three months ended June 30, 2003, revenues decreased by 75% to $102,000 as compared to the three months ended June 30, 2002.  Second quarter 2003 sales of machines and accessories decreased to $14,000 from $381,000 during the comparable three month period of 2002, while service and rental income increased 211% to $89,000 during the three months ended June 30, 2003 from $29,000 during the comparable period of 2002. The decrease in machine sales is due to the recognition in the second quarter of 2002 of revenue on the Ford gear cleaning system project. Machine revenue in both periods also includes $3,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  The increase in service and rental income is attributable to a series of projects undertaken for approximately five customers during the second quarter of 2003  Some of these projects involved rentals for periods of several weeks which generated additional revenues.

Gross profit increased to $64,000 during the three months ended June 30, 2003 as compared to $15,000 during the comparable period of the prior year.  As a percent of sales, gross profit increased to 62% during the three months ended June 30, 2003 as compared to 4% during the comparable period of 2002.  Gross profits from sales of machines and accessories decreased $2,000 to $13,000 during the three months ended June 30, 2003 compared to the comparable 2002 period.  Second quarter 2003 gross profits relate primarily to the sale of parts and accessories as no machines were sold during that period.  Gross profits for the comparable 2002 period profits include the sale of a machine to a customer in Japan offset by a $3,000 loss on the Ford gear cleaning system.  Gross profits from services and rental income increased to $50,000 during the three months ended June 30, 2003 as compared to a loss of $1,000 for the comparable period of 2002.  The $51,000 increase in service and rental gross profit is primarily the result the additional rental volumes produced in 2003.

For the three months ended June 30, 2003, professional fees decreased $180,000 to a credit of $158,000 from an expense of $22,000 during the comparable period of 2003.  During the three months ended March 31, 2003, the Company also issued options to purchase 9,000,000 shares of its common stock to three consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $439,000, all of which represented professional fees.  The fair market value of these services was estimated using the Black-Scholes option pricing model.  During the second quarter of 2003, the Company’s Board of Directors approved the cancellation of the remaining unexercised options to purchase 4,380,000 shares of common stock previously issued to these consultants.  As a result, approximately $239,000 of the expense recorded in the first quarter was reversed in the second quarter, thereby generating a net credit in second quarter professional fees.

During the second quarter of 2003, general and administrative expense increased by approximately $21,000 to $219,000 from $198,000 during the three months ended June 30, 2002.  Overall compensation expense was reduced by approximately $17,000 due to staff reductions.  A portion of the Company’s 2003 compensation expense represents the fair market value of common stock issued to employees as payment of compensation during the second quarter.  The effect on general and administrative compensation expense was approximately $32,000.  During the second quarter of 2003 costs of press releases issued increased by approximately $22,000 over the comparable 2002 period.  Travel expenses increased $18,000 in 2003.

Research and development expenses decreased 5% to $48,000 during the three months ended June 30, 2003 as compared to $50,000 during the comparable period of 2002. The Company’s research and development activities were consistent in the two three-month periods reported.

Selling and marketing expenses increased $8,000 to $57,000 during the three months ended June 30, 2003 as compared to $49,000 for the comparable prior year period. The majority of the increase relates to the selling and marketing effect of the issuance of common stock to employees.

The Company’s operating losses decreased by $203,000 to $103,000 for the three months ended June 30, 2003 from $306,000 for the comparable 2002 period.  The $49,000 increase in gross profit on service and rental sales, and the $180,000 decrease in professional fees represent the majority of the decrease in operating loss.  Management anticipates incurring additional future operating losses through the remainder of 2003.

Interest expense remained reasonably constant at $21,000 during the three months ended June 30, 2003 as compared to $20,000 for the comparable three months of the prior year.  Interest income likewise remained relatively unchanged as both periods consist of the interest receivable accrued on the notes due from shareholders.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

During the six months ended June 30, 2003, revenues decreased by 70% to $135,000 as compared to the six months ended June 30, 2002. Sales of machines and accessories during the six months ended June 30, 2003 decreased to $21,000 from $385,000 during the comparable six month period of 2002, while service and rental income increased 59% to $114,000 during the six months ended June 30, 2003 from $71,000 during the comparable period of 2002.  The decrease in machine sales is due to the recognition of revenue on the Ford gear cleaning system project in 2002.  Machine revenue also includes $6,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  The increase in service and rental income is attributable to a series of projects undertaken for approximately five customers during the second quarter of 2003  Some of these projects involved rentals for periods of several weeks which generated additional revenues.

Gross profit increased to $69,000 during the six months ended June 30, 2003 as compared to $24,000 during the comparable period of the prior year.  As a percent of sales, gross profit increased to 51% during the six months ended June 30, 2003 as compared to 5% during the comparable period of 2002.  Gross profits from sales of machines and accessories decreased $2,000 to $16,000 during the six months ended June 30, 2003 compared to the comparable 2002 period.  Gross profits for the first half of 2003 relate primarily to the sale of parts and accessories as no machines were sold during that period.  Gross profits in 2002 include the sale of a machine to a customer in Japan offset by a $2,000 loss on the Ford gear cleaning system.  Gross profits from services and rental income increased to $52,000 during the six months ended June 30, 2003 as compared to $6,000 for the comparable period of 2001.  The $46,000 increase in service and rental gross profit is the result the additional rental volumes produced in 2003 and fixed depreciation costs on rental equipment.

For the six months ended June 30, 2003, professional fees increased $509,000 to $556,000 from $47,000 during the comparable period of 2003.  During the first half of 2003, the Company issued approximately 4.7 million shares to consultants with a fair value of approximately $482,000, of which the majority represented professional fees.  The shares were issued in exchange for marketing, media relations, strategic planning, and merger and acquisition advisory services provided by the consultants.  During the six months ended June 30, 2003, the Company also issued options to purchase 11,000,000 shares of its common stock to four consultants, 4,380,000 of which were subsequently cancelled.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $233,000, after reversal of previously recorded expense for cancelled options, all of which represented professional fees.  The fair market value of these services was estimated using the Black-Scholes option pricing model.

For the six months ended June 30, 2003, general and administrative expense increased 24% to $444,000 from $359,000 during the comparable period of 2002.  The majority of the increase is related to a $60,000 increase in the cost of press releases issued along with an $18,000 increase in travel costs.  Essentially all expenses incurred for press releases were paid through the issuance of common stock to consultants.  During this period the Company also issued 1,060,000 shares of common stock to six employees in payment of compensation with an estimated fair market value of $64,000, approximately half of which represented general and administrative expense.  The increase in stock-based compensation expense was offset by decreases due to staffing reduction during the period.

Research and development expenses decreased 4% to $89,000 during the three months ended June 30, 2003 as compared to $93,000 during the comparable period of 2002. The Company’s research end development activities were consistent in the six -month periods reported.

Selling and marketing expenses increased $26,000 to $96,000 during the six months ended June 30, 2003 as compared to $70,000 for the comparable prior year period. The increase in selling and marketing expenses is primarily attributable to the hiring of a Vice President of Sales & Marketing in 2002.

The Company’s operating losses increased by $572,000 to $1,116,000 for the six months ended June 30, 2003 from $544,000 for the comparable 2002 period.  The $509,000 increase in professional fees along with the $85,000 increase in general and administrative expenses represent the majority of the increase in operating losses.  Management anticipates incurring additional future operating losses through the remainder of 2003.

Interest expense remained reasonably constant at $39,000 during the three months ended June 30, 2003 as compared to $43,000 for the comparable three months of the prior year. Interest income likewise remained relatively unchanged as both periods consist of the interest receivable accrued on the notes due from shareholders.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents of $1,284.  During the six months ended June 30, 2003, operating activities used cash of $229,000 as compared to $98,000 during 2002. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, as well as depreciation, amortization and other non-cash charges. The Company used cash of $24,000 for capital expenditures during the six months ended June 30, 2003 as compared to $600 for 2002.  The Company has no significant commitments for future purchases of capital assets.

Financing activities provided cash of $250,000 during the six months ended June 30, 2003 as compared to $91,000 during 2002.  Cash has been provided primarily from sale of Company Common Stock and, during 2002, the issuance of notes payable to lenders.  Sales of common stock provided $299,000 and $128,000 during 2003 and 2002, respectively.  Proceeds from the issuance of notes payable were $149,000 during the first six months of 2002 as compared to none in the comparative 2003 period.  Repayments on the notes were $21,000 in 2003 and $76,000 in 2002. Payments on capital lease obligations used cash of $28,000 and $36,000 during 2003 and 2002.  Long-term debt repayments were $21,000 in 2003 as compared to $17,000 in 2002.  The Company borrows and repays, on a revolving basis, cash advances from its two Founders and Officers. Repayment of such advances totaled $34,000 and $61,000 in 2003 and 2002, respectively.

The Company had a working capital deficit of $899,000 and a stockholders’ deficit of $1,077,000 at June 30, 2003.  Management's plans for continued existence include a re-focus of its business plan to include long-term rental income into the industrial markets, which would reduce reliance on the automotive markets, and continued efforts to raise additional capital through the sale of common stock and issuance of debt.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets.  The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, licensing the rights to build and sell Ice Blast products to others, including competitors of the Company.  The intended result of this change in business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or additional borrowings.

The current expansion of the Company's business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated by future operating losses. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company's current business plan beyond the next two months.   Consequently, the Company is currently seeking convertible debt and/or additional equity financing as well as the placement of a credit facility, in the aggregate amount of at least  $250,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments.  There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2002, a lawsuit was brought against the Company by Systems Interface, Inc. (“Systems Interface”) one of its vendors, in the King County, Washington Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  UIBI has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments.  At June 30, 2003, the Company owed approximately $34,000 to this vendor.  So long as the Company makes payments on the obligation as agreed, Systems Interface has agreed not to undertake efforts to enforce the judgment.

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

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2003, the Company issued 4,471,669 shares of common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $291,000 and 2,415,000 shares upon exercise of stock options in the aggregate amount of $8,000 to 15 investors, all of whom were accredited investors and/or existing shareholders of the Company.  During the same period, under Section 4(2) of the Securities Act the Company issued 5,764,060 shares of common stock to ten investors and seven employees for  services having a fair market value of $545,000.  All common shares issued above are restricted subject to Rule 144.

Item 6. Exhibits and Reports on Form 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

 (b) Reports on Form 8K. – None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:/s/   RORY CLARKE

Rory Clarke

Chief Executive Officer and Chief Financial Officer

Date:  August 7, 2003

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.