Form 10QSB
period 2003-09-30
UNIVERSAL ICE BLAST INC
filed 2003-11-21
CIK 1067530

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes [X ]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  68,221,126 shares of common stock, par value $0.001 at November 17, 2003.

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

(a) There are no matters requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL ICE BLAST, INC. CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2003	2002
ASSETS	(UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents	$ 24,533	$ 3,677
Accounts receivable – trade	124,000	22,743
Interest receivable on shareholder notes	56,843	2,905
Inventory	6,442	20,262
Prepaid expenses and other	4,186	5,062
Advances to officers	-	45,062
Total current assets	216,004	99,711
EQUIPMENT, net	155,852	139,289
OTHER ASSETS	9,825	10,525
TOTAL ASSETS	$ 381,681	$ 249,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 430,900	$ 390,055
Notes payable	177,823	224,438
Accrued liabilities	295,618	148,910
Customer deposits	15,364	12,700
Advances from officers	69,868	71,015
Deferred revenue	-	6,700
Current portion of capital lease obligations and long-term debt	77,417	90,920
Total current liabilities	1,066,990	944,738
LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	-	9,894
Long-term debt, net of current portion	83,154	104,224
Deferred gains from sale/leasebacks	6,614	16,163
Deferred officers' compensation	286,650	213,147
Total long-term liabilities	376,418	343,428
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5 million shares authorized, none issued	-	-
Common stock, $0.001 par value, 100 million shares authorized, 65,769,137 and 44,305,638 shares issued and outstanding in 2003 and 2002,
Respectively	65,769	44,305
Additional paid-in capital	6,770,119	5,517,554
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	110,098	126,014
Accumulated deficit	(6,838,063)	(5,556,864)
Total stockholders' deficit	(1,061,727)	(1,038,641)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$ 381,681	$ 249,525

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
REVENUE
Sales of machines and accessories	$ 119,420	$ 3,183	$ 140,913	$ 388,127
Service and rental income	125,561	18,800	239,492	90,281
Total Revenue	244,981	21,983	380,405	478,408

COST OF REVENUE
Machines and accessories	91,572	-	96,580	366,440
Service and rental	27,215	25,762	88,708	91,407
Total Cost of Revenue	118,787	25,762	185,288	457,847

GROSS PROFIT	126,194	(3,779)	195,117	20,561

OPERATING EXPENSES
Professional fees	13,868	241,000	569,662	287,566
General and administrative	218,283	268,316	661,980	627,205
Research and development	27,721	66,727	116,614	159,670
Selling and marketing	36,007	36,761	132,098	106,366
Total operating expenses	295,879	612,804	1,480,354	1,180,807

LOSS FROM OPERATIONS	(169,685)	(616,583)	(1,285,237)	(1,160,246)

INTEREST INCOME	19,163	20,253	57,017	59,046
INTEREST EXPENSE	(14,315)	(19,581)	(52,979)	(62,868)
Total other income (expense)	4,848	672	4,028	(3,822)

LOSS BEFORE PROVISION FOR INCOME TAXES	(164,837)	(615,911)	(1,281,199)	(1,164,068)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (164,837)	$ (615,911)	$ (1,281,199)	$ (1,164,068)

Basic and diluted net loss per share	$ NIL	$ (0.02)	$ (0.02)	$ (0.03)

Weighted average shares outstanding used in
basic and diluted per share calculation	60,132,714	35,453,432	54,135,705	34,275,840

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Stock
			Additional	Shareholder	Options
	Common Stock		Paid-in	Notes	and	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
Balance, December 31, 2002	44,305,638	$ 44,305	$ 5,517,554	$ (1,169,650)	$ 126,014	$ (5,556,864)	$ (1,038,641)

Common stock issued for cash	4,471,669	4,472	286,845	-	-	-	291,317

Stock options issued as compensation for consultants	-	-		-	232,830	-	232,830

Common stock issued for cash from exercise of options	2,415,000	2,415	215,997	-	(210,267)	-	8,145
Common stock issued to employees as compensation	6,707,000	6,707	182,768	-	-	-	189,475
Common stock issued in exchange for conversion of notes payable and accrued interest	1,667,770	1,668	35,015	-	-	-	36,683

Common stock issued to consultants providing services to the Company	6,202,060	6,202	493,461	-	-	-	499,663

Transfer to additional paid-in capital upon termination of warrants	-	-	38,479	-	(38479)	-	-
Net loss	-	-	-	-	-	(1,281,199)	(1,281,199)

Balance, September 30, 2003	65,769,137	$ 65,769	$ 6,770,119	$ (1,169,650)	$110,098	$ (6,838,063)	$ (1,061,727)

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(UNAUDITED)	(UNAUDITED)
Net loss	$ (1,281,199)	$ (1,164,068)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	69,387	70,454
Common stock and warrants issued for goods and services	499,663	298,419
Stock and stock options issued as compensation	422,305	3,000
Amortization of deferred gain on sale/leaseback transactions	(9,549)	(9,549)
Changes in operating assets and liabilities:
Accounts receivable – trade	(101,257)	292,980
Interest receivable on shareholder notes	(53,938)	(56,863)
Inventory	13,820	241,5534
Prepaid expenses and other	1,575	(4,076)
Accounts payable	40,845	24,181
Accrued liabilities	146,708	90,709
Deferred revenue	(6,700)	(165,617)
Deferred officers' compensation	73,503	72,664
Customer deposits	2,664	12,700
Net cash used by operating activities	(182,173)	(293,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(51,125)	(588)
Net cash used in investing activities	(51,125)	(588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(34,774)	(54,085)
Proceeds from borrowings on notes payable	20,000	148,979
Proceeds from issuance of common stock	299,462	315,432
Advances from officers	42,884	9,000
Payments on advances from officers	(33,794)	(57,260)
Payments on long-term debt	(9,692)	(27,403)
Payments of notes payable	(29,932)	(91,556)
Net cash provided by financing activities	254,154	243,107
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,856	(51,013)
CASH AND CASH EQUIVALENTS
Beginning of period	3,677	54,455
End of period	$ 24,533	$ 3,442

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

Nine Months Ended September 30,
	2003	2002
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 47,513	$ 57,290

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of accounts payable to notes payable	$ -	$ 96,956
Conversion of notes payable and accrued interest to common stock	$ 36,683	$ 10,799
Stock options issued as compensation	$ 422,305	$ 3,000
Common stock and warrants issued for goods and services	$ 499,663	$ 298,419
Equipment contributed in exchange for reduction of officer advances	$ 34,825	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 1 - Basis of Presentation of Unaudited Interim Financial Information

The accompanying unaudited consolidated  financial statements of Universal Ice Blast Inc. (the “Registrant” and together with is consolidated subsidiary, the “Company”)  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2002 Annual Report on Form 10-KSB.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. The results of operations for the interim periods ended September 30, 2003 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss
As reported	$ (164,837)	$ (615,911)	$ (1,281,199)	$ (1,164,068)
Pro forma	$ (164,837)	$ (615,911)	$ (1,281,199)	$ (1,245,513)
Net loss per common share
As reported	$ -	$ (0.02)	$ (0.02)	$ (0.03)
Pro forma	$ -	$ (0.02)	$ (0.02)	$ (0.03)

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 2 – Significant Accounting Policies (continued)

Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.  The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped.  Sales for the nine month periods ended September 30, 2003 and 2002 included approximately $27,000 and $110,000, respectively, to customers located outside the United States.

Note 3 – Financial Condition, Liquidity and Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating approximately $6.8 million, including a loss of $1.28 million for the nine-month period ended September 30, 2003.

The Company had a working capital deficit of $851,000 and a stockholders’ deficit of $1.06 million at September 30, 2003.  Management's plans for continued existence include a re-focus of its business plan to include long-term rental income into the industrial markets, which would reduce reliance on the automotive markets, and continued efforts to raise additional capital through the sale of common stock and issuance of debt.  The Company is actively pursuing marketing arrangements for its products in the precision, environmental and industrial cleaning markets.  The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, licensing the rights to build and sell Ice Blast products to others, including competitors of the Company.  The intended result of this change in business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

The Company is implementing its revised business plan which, over the medium term, is intended to  increase shareholder value through a combination licensing the technology to one or two suppliers to the automotive market.  This will allow the Company to leverage its technology and provide Licensees with an exclusive license to market the technology. The Company plans to enter into joint ventures with established entities that can use the ice blast technology with their products and leverage their marketing and client relationships. These ongoing initiatives should continue to focus the company on revenue producing activities and less on research and development. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or from additional borrowings.  The Company's ability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Common Stock

During the nine months ended September 30, 2003, the Company issued 6,886,669 shares of common stock through private placements under Section 4(2) of the Securities Act for cash in the aggregate amount of $299,000 to 15 investors, all of whom were accredited investors and/or existing shareholders of the Company.  During the same period, under Section 4(2) of the Securities Act, the Company issued 12,909,060 shares of common stock to 10 consultants and seven employees for services having a fair market value of approximately $ 689,000.

Note 5 - Stock Options and Warrants

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees, consultants and others may be awarded incentive or non-statutory stock options. The 1999 Stock Plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2002, options outstanding, all of which were non-statutory, totaled 1,662,633.  No options were exercised and no new options were granted during 2003.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 5 – Stock Options and Warrants (continued)

The Company has also implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services provided to the Company.  During the nine months ended September 30, 2003, the Company issued options to purchase 11,000,000 shares of its common stock to four consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services for Europe and North America with a fair market value of approximately $471,000 estimated using the Black-Scholes option pricing model.  In April 2003, the Company’s Board of Directors approved the cancellation of options to purchase 4,380,000 shares of common stock previously issued to certain of these consultants, which was recorded as a decrease in professional fees expense and common stock and additional paid-in-capital of approximately $239,000. As of September 30, 2003,approximately 17,558,448 shares had been issued under the provisions of the 2002 Stock Compensation Plan, including a total of 5,135,000 shares purchased through the exercise of a portion of the aforementioned 11,000,000 options issued to consultants, and 1,666,767 shares issued in partial settlement of a note payable to an investor.  Options to purchase an additional 1,485,000 shares at $0.045 per share expired in September 2003.

Note 6 - Contract with the Ford Motor Company

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under terms of a purchase order from Ford Motor Company (“Ford”).  The machine was installed in January 2002 and became operational in March 2002.  During the nine months ended September 2002, Ford notified the Company that Ford had accepted and approved the gear-cleaning system as Implementation Ready., and as a result, the Company recognized approximately $341,000 of sales revenue.  Costs associated with the system, also recognized during that same period, were approximately $344,000 resulting in a loss of approximately $3,000.  In the third quarter of 2002, the gear cleaning system was required to undergo further operational efficiency testing before additional equipment would be purchased from the Company.  The tests were conducted as a part of Ford’s Six Sigma quality control process.  UIBI obtained the necessary data to take corrective actions on its equipment in December 2002 and January 2003, and in February 2003, these tests produced results that substantially surpassed Ford’s tolerance requirements.

In July 2002, the Company was informed that Ford’s Sharonville, Ohio plant would buy two additional gear-cleaning systems in 2002, and the Company continued to pursue contractual commitments regarding these systems.  In June 2003, the Company was informed that Ford would not be buying the two additional systems as previously discussed.

Note 7 – Commitments and Contingencies

On October 21, 2002, a lawsuit was brought against Universal Ice Blast, Inc. by Systems Interface, Inc. (“Systems Interface”) one of its vendors, in the King County, Washington Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  UIBI has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments.  At September 30, 2003, the Company owed approximately $25,000 to this vendor.  So long as the Company makes payments on the obligation as agreed, Systems Interface has agreed not to undertake efforts to enforce the judgment.

Other vendors of the Company have threatened to bring legal action and some have filed lawsuits for payment of overdue amounts, in addition to the Systems Interface lawsuit. The Company has settled some of these suits and worked out payment plans or is negotiating payment plans. Of the amounts settled during the nine months ended September 30, 2003, all were settled for the liability previously recorded by the Company.  The Company is working to resolve these issues.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s September 30, 2003 financial statements.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 7 – Commitments and Contingencies (continued)

During 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  Accounts and notes payable to the supplier are approximately $60,000 at September 30, 2003.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.  Terms being negotiated include the supplier’s financing of material purchases in order to provide the working capital to build future equipment for customers.

At September 30, 2003, the Company had notes payable totaling approximately $81,000 that were collateralized by accounts receivable from Ford.  During 2002, Ford paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with its lenders, including the possible conversion of the amounts due into equity.

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

As previously disclosed, in July 2003, the Company received notification from Mr. Sam Visaisouk, one of the Company’s two founders, that he resigned as Chief Operating Officer, President, and Member of the Board of Directors.  The Company is engaged in assessing candidates to replace Mr. Visaisouk..

Note 8 – Subsequent Events

Subsequent to September 30, 2003, the Company issued 2,451,989 shares of common stock through the Company’s 2002 Stock Compensation Plan to 10 employees and consultants of the Company with a fair value of $25,430.

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

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

During the three months ended September 30, 2003, revenues increased to $245,000 as compared to $22,000 during the three months ended September 30, 2002.  Third quarter 2003 sales of machines and accessories increased to $119,000 from $3,000 during the comparable three month period of 2002, and service and rental income increased to $126,000 during the three months ended September 30, 2003 from $19,000 during the comparable period of 2002. The increase in machine sales is due primarily to the sale of one machine in the 2003 quarter.   Machine revenue in both periods also includes $3,000 in amortization of deferred gains on sale/leaseback transactions originating in 1999.  The increase in service and rental income is attributable to a series of new service projects undertaken for customers during the second and third quarter of 2003.

Gross profit increased to $126,000 during the three months ended September 30, 2003 as compared to a loss of $4,000 during the comparable period of the prior year.  As a percent of sales, gross profit increased to 22% during the three months ended September 30, 2003 as compared to a negative 17% during the comparable period of 2002.  Gross profits from sales of machines and accessories increased $25,000 to $28,000 during the three months ended September 30, 2003 from the comparable 2002 period.  Third quarter 2003 gross profits relate primarily to the sale one machine and, to a lesser extent, of parts and accessories.  Gross profits for the comparable 2002 period profits is comprised exclusively of amortization of deferred gains on sale/leaseback transactions.  Gross profits from services and rental income increased to $98,000 during the three months ended September 30, 2003 as compared to a loss of $7,000 for the comparable period of 2002.  The increase in service and rental gross profit is primarily the result of consulting services revenues earned and additional rental volumes produced in 2003.

For the three months ended September 30, 2003, professional fees decreased $229,000 to $14,000 from  $241,000 during the comparable period of 2002.  During the three months ended September 30, 2002, the Company issued options to purchase approximately 2.2 million shares of its common stock to consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $241,000, all of which is included in professional fees.  The fair market value of these services was estimated using the Black-Scholes option pricing model.

During the third quarter of 2003, general and administrative expense decreased by approximately $50,000 to $218,000 from $268,000 during the three months ended September 30, 2002, primarily as a result of decreased compensation expense, which was due to staff reductions.

Research and development expenses decreased 58% to $28,000 during the three months ended September 30, 2003 as compared to $67,000 during the comparable period of 2002, due primarily to staff reductions.

Selling and marketing expenses of $36,000 during the three months ended September 30, 2003 were relatively consistent with $37,000 for the comparable prior year period.

The Company’s operating losses decreased $447,000 to $170,000 for the three months ended September 30, 2003 from $617,000 for the comparable 2002 period.  The $130,000 increase in gross profit, and the $227,000 decrease in professional fees and $50,000 decrease in general and administrative represent the majority of the decrease in operating loss.  Management anticipates incurring additional future operating losses through the remainder of 2003.

Interest expense decreased to  $14,000 during the three months ended September 30, 2003 as compared to $20,000 for the comparable three months of the prior year.  Interest income likewise remained relatively unchanged as both periods consist of the interest receivable accrued on the notes due from shareholders.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

During the nine months ended September 30, 2003, revenues decreased by 20% to $380,000 as compared to the nine months ended September 30, 2002. Sales of machines and accessories during the nine months ended September 30, 2003 decreased to $141,000 from $388,000 during the comparable nine month period of 2002, while service and rental income increased $149,000 to $239,000 during the nine months ended September 30, 2003 from $90,000 during the comparable period of 2002.  The decrease in machine sales is due to the recognition of revenue on the Ford gear cleaning system project in 2002. The increase in service and rental income is attributable to a series of projects undertaken for customers during the second and third quarters of 2003

Gross profit increased to $195,000 during the nine months ended September 30, 2003 as compared to $21,000 during the comparable period of the prior year.  As a percent of sales, gross profit increased to 51% during the nine months ended September 30, 2003 as compared to 4% during the comparable period of 2002.  Gross profits from sales of machines and accessories increased $22,000 to $44,000 during the nine months ended September 30, 2003 compared to the comparable 2002 period.  Gross profits in the 2002 period were reduced by a $2,000 loss on the Ford gear cleaning system.  Gross profits from services and rental income increased to $151,000 during the nine months ended September 30, 2003 as compared to a loss of $1,000 for the comparable period of 2002.  The increase in service and rental gross profit is the result of consulting services revenues earned and additional rental volumes produced in 2003, and fixed depreciation costs on rental equipment, which reduced 2002 gross profits.

For the nine months ended September 30, 2003, professional fees increased $282,000 to $570,000 from $288,000 during the comparable period of 2002.  During the nine months ended September 30, 2003, the Company issued to consultants approximately 6.2 million shares with a fair value of approximately $500,000, of which the majority represented professional fees.  The shares were issued in exchange for marketing, media relations, strategic planning, and merger and acquisition advisory services provided by the consultants.  During the nine months ended September 30, 2003, the Company also issued options to purchase 11,000,000 shares of its common stock to four consultants, 4,380,000 of which were subsequently cancelled.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $233,000, after reversal of previously recorded expense for cancelled options, all of which represented professional fees.  The fair market value of these services was estimated using the Black-Scholes option pricing model.

For the nine months ended September 30, 2003, general and administrative expense increased 6% to $662,000 from $627,000 during the comparable period of 2002.  The majority of the increase is related to increases in the cost of press releases and travel costs.  Essentially all expenses incurred for press releases were paid through the issuance of common stock to consultants.  During this period the Company also issued approximately 6.7 million shares of common stock to seven employees in payment of compensation with an estimated fair market value of $189,000, approximately half of which represented general and administrative expense.  The increase in stock-based compensation expense was offset by decreases due to staffing reduction during the period.

Research and development expenses decreased 27% to $117,000 during the nine months ended September 30, 2003 as compared to $160,000 during the comparable period of 2002, primarily due to staff reductions.

Selling and marketing expenses increased $26,000 to $132,000 during the nine months ended September 30, 2003 as compared to $106,000 for the comparable prior year period. The increase in selling and marketing expenses is primarily attributable to the hiring of a Vice President of Sales & Marketing in 2002.

The Company’s operating losses increased by $125,000 to $1,285,000 for the nine months ended September 30, 2003 from $1,160,000 for the comparable 2002 period.  The increases in professional fees and general and administrative expenses represent the majority of the increase in operating losses.  Management anticipates incurring additional future operating losses through the remainder of 2003.

Interest expense decreased to $53,000 during the nine months ended September 30, 2003 as compared to $63,000 for the comparable prior year period.  Interest income likewise remained relatively unchanged as both periods consist of the interest receivable accrued on the notes due from shareholders.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $24,533.  During the nine months ended September 30, 2003, operating activities used cash of $182,000 as compared to $294,000 during the comparative 2002 period. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, as well as depreciation, amortization and other non-cash charges. The Company used cash of $51,000 for capital expenditures during the nine months ended September 30, 2003.  The Company has no significant commitments for future purchases of capital assets.

Financing activities provided cash of $254,000 during the nine months ended September 30, 2003 as compared to $243,000 during the comparative 2002 period.  Cash has been provided primarily from sale of Company Common Stock and issuance of notes payable to lenders.  Sales of common stock provided $299,000 and $315,000 during 2003 and 2002, respectively.  Proceeds from the issuance of notes payable were $149,000 during the first nine months of 2002 as compared to $20,000 in the comparative 2003 period.  Repayments on notes payable were $30,000 in 2003 and $92,000 in 2002. Payments on capital lease obligations used cash of $35,000 and $54,000 during 2003 and 2002.  Long-term debt repayments were $10,000 in 2003 as compared to $27,000 in 2002.  The Company borrows and repays, on a revolving basis, cash advances from its two Founders and Officers.  Advances, net of repayments, were $9,000 during the nine months ended September 30, 2003 as compared to repayments, net of advances of $47,000 during the comparative prior year period.

The Company had a working capital deficit of $851,000 and a stockholders’ deficit of $1.06 million at September 30, 2003.  Management's plans for continued existence include a re-focus of its business plan to include long-term rental income into the industrial markets, which would reduce reliance on the automotive markets, and continued efforts to raise additional capital through the sale of common stock and issuance of debt.  The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets.  The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, licensing the rights to build and sell Ice Blast products to others, including competitors of the Company.  The intended result of this change in business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

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

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003 (the “Evaluation”).  Based on this evaluation, he concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2003, a lawsuit was brought against the Company by one of the Company’s former vendors in the King County, Washington Superior Court, seeking judgement for amounts payable by the Company for goods and services the plaintiff provided to the Company.

Certain vendors of the Company have threatened to bring legal action for payment of overdue amounts.  One suit has been filed, however the Company has agreed to a payment plan with the vendor.  All reasonable amounts relating to these past due and disputed liabilities have been accrued in the accompanying financial statements.

Item 2. Changes in Securities and Use of Proceeds

During the period under review ended September 30, 2003, the Company issued 7,145,000 shares of common stock to seven investors and seven employees for services having a fair market value of $144,000.  All common shares issued above are restricted subject to Rule 144.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

 (b) Reports on Form 8-K. – The Company filed a Report on Form 8-k on July 20, 2003 disclosing in Item 5 the resignation of one of the Company’s directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:/s/   RORY CLARKE

Rory Clarke

Chief Executive Officer and Chief Financial Officer

Date:  November 20, 2003

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.