Form 10KSB
period 2003-12-31
UNIVERSAL ICE BLAST INC
filed 2004-04-19
CIK 1067530

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2003

or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________

Commission file number: 000-32711

Universal Ice Blast, Inc.

(Name of small business issuer in its charter)

                          Nevada

                   88-0360067

 (State or other jurisdiction of incorporation or organization.)

          (I.R.S. Employer Identification No.)

   533 6th Street South, Kirkland, WA

    98033

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number (425) 893-8424

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer’s most recent fiscal year were $415,000.

The approximate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2004 was $1,691,000.

Common Stock outstanding as of March 15, 2004 was 78,057,300 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Documents incorporated by reference:  See Item 13(a).

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

UNIVERSAL ICE BLAST, INC.

FORM 10-KSB

INDEX

Part I

Item 1.

Description of Business.

3

Item 2.

Description of Properties.

8

Item 3.

Legal Proceedings.

8

Item 4.

Submission of Matters to a Vote of Security Holders.

9

Part II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issues -

 Purchases of Equity Securities

9

Item 6.

Management's Discussion and Analysis or Plan of Operation

10

Item 7.

Financial Statements

16

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure

36

Item 8A.

Controls and Procedures

36

Part III

Item 9.

Directors and Executive Officers of Registrant

36

Item 10.

Executive Compensation

37

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

38

Item 12.

Certain Relationships and Related Transactions

39

Item 13.

Exhibits, Lists and Reports on Form 8-K

40

Item 14

Principal Accountant Fees and Services

41

Signatures

42

PART I

Item 1. Description of Business.

Universal Ice Blast, Inc., (“UIBI” or the "Company") is a Nevada corporation organized in 1995 for the purpose of developing and marketing ice-blasting equipment for which it holds patents. The Company's office and warehouse facility is in Kirkland, Washington, a suburb of Seattle.  The Company designs, out sources its manufacturing and sells its equipment as well as providing ice blasting services and equipment rental. The Company creates environmentally friendly solutions to industrial cleaning and surface preparation needs.

The Company was initially engaged in technology and market research and development. Since 1998, the Company has worked with clients to develop tailored products, applications and cleaning systems to fulfill customers' requirements.

Ice Blast Technology

Ice blasting is a simple process that uses compressed air and ice crystals. Shot through a hose and directed with a nozzle, a fine, powerful mist is blasted onto a surface, acting like a chisel to remove debris. Ice blasting is a non-abrasive, cleaning process that uses ordinary tap water, compressed air and electricity to create an environmentally friendly, cost effective method to address a variety of cleaning needs. Ice blasting technology has advantages over other cleaning processes important to its markets, including:

*

Superior cleanliness;

*

Reliable, consistent operation;

*

Low operating costs;

*

Minimal waste;

*

Non-abrasive; and

*

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

Using the ice blasting cleaning process reduces waste as compared to other cleaning processes. Typical water blasting operations use from 1 to 6 gallons per minute or 60 to 360 gallons per hour. Ice blasting uses not more than 20 gallons per hour. Further, upon impact the ice particles explode, turning approximately half of its solid mass into vapor and the other half into liquid, thus resulting in even less wastewater to contain.

UIBI holds four patents (#5,913,711, #6,001,000, #6,270,394) and #6,536,220). These patents cover the method and equipment for manufacturing, transport, and continuous delivery of ice particles to a nozzle to do continuous ice blast cleaning work on various surfaces. One European patent, # EP 092 870B1, has been granted in Europe and the Company is applying for issuance in several countries. The Company also has other patent applications pending which cover various improvements to the methods and apparatus related to ice blast technology.

The Company filed a new patent application in covering the use of any particulate to make the ice abrasive. This has been found to be a significant addition to the technology and has opened up many new applications in the industrial and automotive markets.

Products and Services

The Company's cleaning products are designed to operate continuously, three shifts a day, seven days a week. The Company produces equipment models of a stationary design for use in manufacturing systems. Base sales prices for stationary models range from $69,000 to $130,000. The Company also produces equipment models of a more portable design for use on job sites. Base sales prices for stand-alone, portable models approximate $70,000. These units are capable of being set in trucks and other mobile containers and are built to withstand the rigors of industrial worksites.

The Company changed its business model during 2004 to licensing strategy in the form of manufacturing Licenses and Marketing/integration licenses. One license has been granted in the United States to manufacture its proprietary equipment. A license agreement has been entered into with a machine building company in Canada to market the Company’s products to its customers and integrate the Company products with other products of the licensee. The benefits of licensing the manufacture of equipment are a reduction in cost and improvement in build quality. The benefits of the licensing to integrators, includes relying on their core competency of machine building and total system integration with all automotive companies and their marketing and other relationships with these clients. It is expected that this will provide better margins and a faster sales cycle.

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

In addition to selling its ice blasting equipment, the Company rents its equipment and also provides cleaning services when requested by customers. The Company intends to increase the rental income portion of the business. The Company has provided ice blasting cleaning services, primarily through its wholly-owned subsidiary, Midwest Ice Blast, Inc. ("Midwest"). Typically, cleaning contracts are of short duration and the Company sometimes uses subcontracted labor to perform the work. The primary focus of the Company is not to provide ice blast cleaning services, but to develop market niches and sales channel partners through which it can rent, lease or sell equipment.

The Company has primarily marketed its products and services directly to its customers, and has also developed indirect sales channels through sales agents and distributors and with other businesses involved in providing industrial and environmental cleaning services. The Company has a reciprocal marketing agreement with a company providing environmentally friendly chemical solutions for coating removal and cleaning to customers in architectural, industrial, automotive and marine markets, and an agreement with a distributor in Holland. The following table provides a listing of both domestic and foreign organizations with whom the Company has entered into distributorship and/or exclusive territory agreements:

Organization

Nature of Agreement

Date

Term

Heydaal B.V.

Distributorship covering The Netherlands,

8/1/2000

5 years

dba Universal Ice Blast Europe

Belgium and Luxemburg

Napier Environmental

Reciprocal Marketing Agreement allowing

2/23/2001

Unlimited

Technologies, Inc.

for cross promotion of products

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

The agreement with Heydaal, B.V., generated revenues of $70,000 in 2000 and $38,700 in 2003. The agreement with Napier Environmental Technologies, Inc. allows us to provide an alternative solution to our customers , and is not designed to be a significant revenue source for the Company, and has yet to generate revenue.

The Company is the premier worldwide provider of crystalline ice blasting equipment.

Markets

The Company directs the current sales efforts for its cleaning equipment and services in the three markets of Precision Cleaning, Industrial Cleaning and Environmental Cleaning.

Precision Cleaning is cleaning to a defined tolerance, typically in a repetitive production setting where quality controls are closely measured and monitored. It usually involves removing surface contaminants from cast or machined mechanical parts, electronic components, or highly purified materials. It can also involve light" deburring" (removal of "burrs" created by cutting tools on machined soft metal - aluminum - parts). Ice blast technology is currently being used to clean and deburr electric motor armatures, transmission components and gears, engine and other cast parts for Japanese and American auto manufacturers.

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”). The purchase order was for a price of approximately $341,000 with commitments for additional similar systems. The machine was installed in January 2002 and became operational in March 2002. In June 2002, Ford notified the Company that Ford had accepted and approved the gear-cleaning system as Implementation Ready. Ford paid all amounts due to the Company under the terms of the initial purchase order.  As a result of Ford’s acceptance of the gear cleaning system, UIBI recognized approximately $341,000 in revenue during the year ended December 31, 2002. Costs associated with the system, also recognized during 2002, were approximately $344,000 resulting in a loss of approximately $3,000. In June 2003, the Company was informed that Ford would not be buying additional systems as previously discussed.

In the second half of 2003, the Company received approximately $ 47,000 for its testing and engineering design of deburring and cleaning of aluminum transmission components and provided to Ford Advanced Manufacturing and Technical division Group and Metaldyne Corporation. The Company expects that it would have these applications approved as “Implementation Ready” in the second quarter of 2004.

During the third quarter of 2003 the Company did extensive testing of aluminum GM engine components for a Canadian tier one supplier. While the Company was given assurances that orders would be placed, none have been made and have been delayed indefinitely.

During 2003, the Company designed and sold a Rust Inhibitor booth to Ford. The equipment was built by a machine tool company and installed at Ford’s Sharonville, Ohio plant.

The Company continues to work with Todd Engineering of Cambridge Ontario in Canada to present our technology to the tier one suppliers to their automotive customers. Todd Engineering entered into a licensing agreement with the Company in January 2004 and is the exclusive licensee for the ice blast technology to be used in the Ontario market.

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

As a result of work performed on a lead-based paint abatement pilot project, the Company's ice blast technology was nominated by the New York State Department of Transportation (NY DOT) for the 2000 Civil Engineering Research  Foundation Award for Innovation. The pilot project  consisted  of demonstrating  the effectiveness of ice blast in removing lead-based paint on two New York State bridges. The Company has been informed that the ice blast technology has been specified for five bridges which the Company understands has been bid upon in 2003 for depainting in 2004. Because of the nature of this bridge painting market, we cannot determine if we will be renting ice blasting equipment to the winning bidder until the NY DOT and the contractor have concluded their agreements. We expect notification in the second quarter of 2004 if they are going to use ice blast on these bridges during the 2004 painting season.

Nuclear decontamination is a segment of the environmental industry that is taking on added importance for UIBI. The Company built and delivered two special purpose ice blast machines in the last half of 2002 to customers with nuclear decontamination operations, Bruce Power LP and Ontario Power Generation, Inc. There were no sales in this market in 2003. Management still considers this to be a significant and growing market for the Company and in March 2004 we were asked to bid on equipment for a US power generating company.

While the Environmental Cleaning market continues to be considered important, the Company has focused most of its recent efforts in the Precision Cleaning market.

The following table reflects revenues derived from each of the three market segments described above including the percentage of the total for the years ending December 31, 2003, and 2002.

2003

2002

Market Segment

 Revenues

Percentage

 Revenues

Percentage

Precision Cleaning

$

210,044

51%

$ 393,573

56%

Industrial Cleaning

204,953

49%

81,297

12%

Environmental Cleaning

               -

        -

   222,308

  32%

$

414,997

100%

$ 697,178

100%

The revenues and percentage mix reflected above should not be considered representative of future revenues and may vary dramatically dependent upon future contracts for ice blasting machines, rentals and services.

The following table is a listing of customers who have accounted for 10% or more of total revenues during 2003 and 2002:

Customer

    2003

     2002

Ford Motor Company

$ 187,756

$ 355,070

Belfor USA

49,335

-

Bruce Power L.P.

-

89,350

Ontario Power Generation, Inc.

-

87,985

Ice Blast California, Inc.

-

34,400

Competition

Competition for the Company's products and services comes from high-pressure water blast, dry ice blast, soda blast, sand, glass bead and other abrasive blasting, manual labor and chemicals. The Company's ice blast technology has advantages over other blasting techniques in that no special blasting material must be purchased and cleaned up. Primary competitive advantages are waste minimization as compared to other techniques, low airborne contaminants, improved environmental and worker health compliance, continuous operation reliability and simple field implementation. Known competitive disadvantages of ice blasting over other methods are that it is less abrasive than sand blasting, steel shot, walnut shells, and corn. Ice blasting will not remove deep rust or hard metal burrs. Because it is less abrasive, ice blasting is slower than some of the aforementioned processes. However the addition of an abrasive particulate onto the ice stream will provide the Company with new opportunities.

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

Research and Development Expenditures

The Company has expended approximately $178,000 and $224,000 for research and development activities during the years ended December 31, 2003 and 2002, respectively. Costs incurred consist primarily of salaries and related costs, and parts, materials and supplies directly involved in the research and development of new technology and are expensed as incurred. There are no material research and development activities that are borne directly by the Company's customers.

Employees

As of March 15, 2004, the Company had 6 employees, all of whom are full-time. None of the employees have employment agreements and none are represented by a collective bargaining agreement.

Item 2. Description of Property.

The Company leases its facilities and does not own any real property. Since January 2000, the Company has leased its offices and warehouse facility, which together approximate 5,000 square feet, in Kirkland, Washington. The facilities are leased subject to the terms of a five-year lease agreement expiring in 2006, providing for monthly rentals of approximately $4,400 and for the Company to pay operating costs, taxes, insurance and utilities estimated to be approximately $1,100 per month. The Company leases no other facilities. Company management believes these leased facilities are adequate for its reasonable foreseeable needs.

Item 3. Legal Proceedings.

On October, 2002, a lawsuit was brought against Universal Ice Blast, Inc. by Systems Interface, Inc. (“Systems Interface”) one of its vendors, in the King County, Washington Superior Court. Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001. A judgment was entered against the Company in the amount of $75,454. UIBI has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments. At December 31, 2003, the Company owed approximately $12,300 to this vendor. The obligation was fully paid in March 2004.

Certain other vendors of the Company have threatened to bring legal action for payment of overdue amounts. In addition to the Systems Interface lawsuit, four additional suits have been filed. Two of these suits were settled during the year ended December 31, 2003 for the amount of the liability previously recorded by the Company. The Company is working to resolve these issues. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s December 31, 2003 financial statements.

In August of 2003 a lawsuit was brought against the Company, Rory Clarke, Barbara Clarke, Sam Visaisouk and Marlene Visaisouk in the Superior Court of Washington for King County by National Tradex and Raymond Cox for amounts due on a Note for approximately $38,000 and for the 144 restrictions to be released on 575,000 shares that was previously issued to Mr. Cox so as to allow these shares to become freely tradeable.  In the first quarter of 2004, a judgment was entered against the Company for $38,000, due to National Tradex Limited and Raymond Cox of Burnaby BC Canada. The Company has reached a settlement plan with Mr. Cox which requires a down payment and monthly payments thereafter until the amount is repaid. The unregistered shares issue is subject to an ongoing lawsuit.

In November 2003, a lawsuit was brought against the Company and Sam Visaisouk by Patriot Commercial Leasing Company (Patriot Leasing) in the Superior Court of Washington For King County. Patriot Leasing sought a judgment for amounts payable by the Company for equipment leases provided to the Company. A judgment was entered against the Company for $23,240.46 on December 11, 2003 and a Writ of Garnishment was entered against the Company on March 17, 2004 claiming additional interest for the period of December 11 2003 until April 16, 2004, against the Company for a total judgment amount of $25,005.16. The Company has made payments of $16,470 through a garnishment and is negotiating payment terms for the balance of the amount due.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2003 to a vote of the Company’s shareholders.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issues-

 Purchases of Equity Securities.

(a) Market information.

The Company's Common Stock (ticker symbol "UIBI") were reported by the NASD Over-the-Counter Bulletin Board ("OTC/BB") from January 1998 until May 2000, when its shares were no longer reported due to the Company not being in compliance with the NASD's new eligibility rule. The new rule, as amended, requires companies to maintain full-reporting status with the Securities and Exchange Commission. From May 2000 to September 2001, the Company's Common Stock was reported on the National Quotation Bureau's electronic pink sheets. Since September 2001 the Company’s Common Stock has once again been listed on the OTC/BB. The following table presents the high and low sales information of the Company's Common Stock as reported on the electronic bulletin board.

Quarter ended

High

Low

March 31, 2002

$0.35

$0.14

June 30, 2002

$0.25

$0.14

September 30, 2002

$0.28

$0.09

December 31, 2002

$0.23

$0.11

March 31, 2003

$0.13

$0.08

June 30, 2003

$0.08

$0.04

September 30, 2003

$0.05

$0.01

December 31, 2003

$0.03

$0.01

(b) Holders.

At December 31, 2003, there were approximately 285 holders of record of the Company's common stock.

(c) Dividends.

The Company has never paid dividends on its common stock in the past and currently does not anticipate paying any dividends on its Common Stock in the foreseeable future, but rather, intends to reinvest earnings, if any, in its business.  Under Nevada corporate law, given the Company’s current negative equity, the Company is restricted from paying dividends.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

2002 Transactions--

Pursuant to Regulation S, Rule 901 of the Securities Act of 1933, as amended, the “Securities Act”  , the Company issued 2,580,500 shares of its Common Stock for a total of $265,701 in cash to 35 investors, all of whom were non-US citizens residing outside of the US.

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

2003 Transactions--

Pursuant to Regulation S, Rule 901 of the Securities Act, the Company issued 1,081,667 shares of its Common Stock for a total of $37,267 in cash to 4 investors, all of whom were non-US citizens residing outside of the US.

Under Section 4(2) of the Securities Act, the Company issued 6,471,669 shares of its Common Stock for a total of $272,196 in cash to 11 investors, all of whom were accredited investors and/or prior shareholders of the Company.

Under Section 4(2) of the Securities Act, the Company issued 20,998,029 shares of its Common Stock for services rendered and having a fair market value in the amount of $841,740 to 28 investors. These services consisted of technical consulting, assistance with investor relations and manufacturing work.

Under Section 4(2) of the Securities Act, the Company issued 1,671,770 shares of its Common Stock to a lender in exchange for conversion of notes payable of $36,763 including accrued interest.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB.

Cautionary Statement - Certain forward-looking statements contained herein regarding the Company's business and prospects are based upon numerous assumptions about future conditions, which may ultimately prove to be inaccurate and actual events, and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as the impact of competition and pricing, changing market conditions, general economic conditions, the Company’s history of losses and need for additional capital and other risks. Forward-looking statements are identified by words such as "believe", "anticipate", "expect", "intend", "plan", "will", "may", "confident" and other similar expressions. Any forward-looking statements contained herein represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update such forward-looking statements. As a result, the reader is cautioned not to place undue reliance on any forward-looking statements contained herein.

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

During 2001 the Company designed, assembled, and delivered a precision gear cleaning ice blast system under the terms of a purchase order from Ford Motor Company (“Ford”). The machine was installed in January 2002 and became operational in March 2002. In 2002, Ford notified the Company that Ford accepted and approved the gear-cleaning system as Implementation Ready, and as a result, the Company recognized approximately $341,000 of sales revenue. Costs associated with the system, also recognized during 2002, were approximately $344,000 resulting in a loss of approximately $3,000. In June 2003, the Company was informed that Ford would not be buying additional systems as previously discussed.

During 2003, the Company designed and sold a Rust Inhibitor booth to Ford. The equipment was built by a machine tool company and installation at Ford’s Sharonville, Ohio plant was completed in December 2003. The Company recognized revenue of approximately $100,000.

The Company has changed its business model during 2003 to a licensing strategy in the form of  Marketing/Integration licenses and Manufacturing Licenses. The Company entered into five-year Market/Integration license agreement in January 2004 with a machine building company located in Ontario Canada to exclusively market the Company's products in Ontario to its customers and to utilize the Company's technology and know-how to integrate the Company's products with other products they offer.  The Company received approximately $55,000 upon execution of the agreement and is to receive an additional $70,000 upon the sale of an ice blast machine. In addition, the agreement requires the company to make certain minimum future annual purchases of Ice Blast products. The benefits of licensing to marketing/integrators, includes relying on their core competency of machine building and total system integration with all automotive companies and their marketing and other relationships with these clients. The benefits of obtaining a licensees to  manufacture the Company’s proprietary equipment are a reduction in cost and improvement in build quality. It is expected that the benefits will improve margins and provide a faster sales cycle.

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

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

During the year ended December 31, 2003, revenues decreased by 40% to $415,000 as compared to the year ended December 31, 2002. Sales of machines and accessories during the year ended December 31, 2003 decreased to $152,000 from $558,000 during 2002. Service and rental income increased 89% to 263,000 during the year ended December 31, 2003 from $139,000 during 2002. The decrease in machine sales is due to the recognition of revenue on the Ford gear cleaning system project during 2002.  In addition, during the year ended

December 31, 2002, orders were received and assembly completed on three machines for customers other than Ford, for which the Company recognized revenue of approximately $171,000. The increase in service and rental income is attributable to a series of projects undertaken for customers during 2003, as well as the Company's focus on installation and support of the Ford system during 2002 at the expense of potential rental opportunities.

Gross profit increased to $215,000 during the year ended December 31, 2003 as compared to $151,000 during the prior year. As a percent of sales, gross profit increased to 52% during the year ended December 31, 2003 as compared to 22% during 2002. Gross profits from sales of machines and accessories was 36% or $55,000 for the year to December 2003 as compared to 23% or $130,000 for 2002.  Gross profits in 2002 include the sale of three machines to customers in Canada and Japan offset by a loss on the Ford gear cleaning system. Gross profits from services and rental income increased to $160,000 during the year ended December 31, 2003 as compared to $21,000 for 2002. The $139,000 increase in service and rental gross profit is the result of an increased emphasis on consulting services revenues and additional rental volumes produced in 2003, and fixed depreciation costs on rental equipment, which reduced 2002 gross profits.

During the year ended December 31, 2003, professional fees increased $8,000 to $616,000 from $608,000 during 2002. During the year ended December 31, 2002, the Company issued to consultants approximately 6.2 million shares with a fair value of approximately $890,000, of which the majority represented professional fees. The shares were issued in exchange for marketing, media relations, strategic planning, and merger and acquisition advisory services provided by the consultants. During the year ended December 31, 2003, the Company also issued options to purchase 11,000,000 shares of its common stock to four consultants, 4,380,000 of which were subsequently cancelled. The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services with a fair market value of approximately $233,000, after reversal of previously recorded expense for cancelled options, all of which represented professional fees. The fair market value of these services was estimated using the Black-Scholes option pricing model.

For the year ended December 31, 2003, general  and  administrative expense decreased 29% to $836,000 from $1,176,000, a reduction of $340,000 during 2003. The reduction related to shareholder and advertising expenses with modest increases in the cost of press releases and travel costs. Essentially all expenses incurred for press releases were paid through the issuance of common stock to consultants. During this period, the Company also issued approximately 9.2 million shares of common stock to seven employees in payment of compensation with an estimated fair market value of $195,000, approximately half of which represented general and administrative expense. There was a decrease of $21,000 for employee and officer bonuses which were $52,000 in 2003 as compared to $73,000 during the year ended December 31, 2002.  These bonuses were approved in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company for the year ended December 31, 2003.

Research and development expenses decreased 20% to $178,000 during the year ended December 31, 2003 as compared to $224,000 during 2002, primarily due to staff reductions.

Selling and marketing expenses increased $30,000 to $172,000 during the year ended December 31, 2003 as compared to $142,000 for the comparable prior year period.  The increase in selling and marketing expenses is primarily attributable to the hiring of a Vice President of Sales & Marketing in 2002.

Interest expense decreased by $29,000 to $52,000 during the year ended December 31, 2003 as compared to

$81,000 for the prior year due to reduced amounts of interest-bearing obligations.  Interest income decreased by $22,000 to $57,000 for year 2003 as compared to 2002, primarily due to a decrease in accrued interest on the notes receivable from shareholders.

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

For the year ended December 31, 2002, general  and  administrative expense increased to approximately $1.8 million from  $714,000 during  the  comparable period of  2001. The  Company  issued approximately 6.2 million shares and warrants to consultants with a fair value of approximately $931,000 during the year ended December 31, 2002. The shares and warrants were issued in exchange for advertising, media relations and publicity services provided by the consultants. Payroll costs increased approximately $140,000 due, in part, to the appointment of a Chief Engineer and a Production Engineer and the accrual of officer and employee bonuses. The Company approved the payment of employee and officer bonuses of approximately $73,000 during the year ended December 31, 2002.  These bonuses were approved in order to allow the employees and officers to settle amounts due to Universal Ice Blast for interest on shareholder notes payable to the Company for the year ended December 31, 2002.  Travel costs increased approximately $46,000, while legal fees increased approximately $35,000 due primarily to the costs associated with the formation of the Company’s inactive Dutch subsidiary.

Research and development expenses decreased to $224,000 during the year ended December 31, 2002 as compared to $300,000 during the comparable period of 2001. The $76,000 decrease in research and development expenses is the result of less management and consultant time spent on the Ford project, as well as reduced patent expenses.

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

Interest expense increased by $29,000 to $81,000 during the year ended December 31, 2002 as compared to $52,000 in 2001. This increase is the result of interest on increased borrowings

The Company continues to record a valuation allowance for the full amount of its deferred income tax asset, which would otherwise be recorded for tax benefits relating to operating losses, as realization of tax deferred assets cannot be determined to be more likely than not.

Financial Condition, Liquidity and Capital Resources

The Company’s working capital deficit was $ 967,000 and its stockholders’ deficit was $ 1,200,00 at December 31, 2003.

As of December 31, 2003, the Company had cash and cash equivalents of $36,000. During the year ended December 31, 2003, operating activities used cash of $190,000 as compared to $463,000 during 2002. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, as well as depreciation, amortization and other non- cash charges, such as the issuance of stock in exchange for goods and services. The Company used cash of $51,000 for capital expenditures during the year ended December 31, 2003 as compared to $600 for 2002. The Company has no significant commitments for future purchases of capital assets.

Financing activities provided cash of $273,000 during the year ended December 31, 2003 as compared to $413,000 during 2002. Cash has been provided primarily from sale of Company Common Stock and the issuance of notes payable to lenders. Sales of Common Stock provided $309,000 and $513,000 during 2003 and 2002, respectively. Proceeds from the issuance of notes payable were $38,000 in 2003 and $148,000 during 2002. Repayments on notes payable for 2003 was $42,000 and $109,000 in 2002. Payments on capital lease obligations used cash of $32,000 and $64,000 in 2003 and 2002, respectively. Long-term debt repayments were $10,000 in 2003 as compared to $38,000 in 2002. The Company used to borrow and repay, on a revolving basis, cash advances from its two founders and officers. Repayments were $1,000 during 2003, and $49,000 in 2002.

The Company is actively pursuing marketing arrangements for their products in the precision, environmental and industrial cleaning markets. The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, licensing the rights to build and sell Ice Blast products to others, including competitors of the Company. Additionally, the Company’s business plans to include long-term rental income into the industrial markets, would reduce the reliance on the automotive markets. The intended result of this change in business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

The Company's future existence is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or additional borrowings.

The revised business strategies reduces the cash demands that was required in prior years, however, it is still necessary that the Company raises sufficient capital to fund working capital needs, debt service and the cash flow deficits expected to be generated by future operating losses. Current cash balances, the realization of accounts receivable, cash received from the sale of common stock, and cash received from licensees upon entering into license agreements will not be sufficient to fund the Company's current business plan beyond the second quarter 2004.  Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $300,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in an explanatory paragraph in the Report of Independent Accountants on the Company's consolidated financial statements included in this Annual Report, the foregoing liquidity and financial conditions raise substantial doubt about the Company's ability to continue as a going concern.

Item 7. Financial Statements

To the Board of Directors and Stockholders

Universal Ice Blast, Inc.

Kirkland, Washington

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of Universal Ice Blast, Inc., (a Nevada corporation) at December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Ice Blast, Inc. as of December 31, 2003 and 2002 and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a negative working capital position which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Spokane, Washington

April 13, 2004

UNIVERSAL ICE BLAST, INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,529	$3,677
Accounts receivable - trade	5,500	22,743
Interest receivable on shareholders notes	56,844	2,905
Inventory	2,386	20,262
Prepaid expenses and other	-	5,062
Advances to officers	-	45,062
TOTAL CURRENT ASSETS	100,259	99,711

PROPERTY, PLANT AND EQUIPMENT, NET	136,625	139,289

OTHER ASSETS	9,825	10,525

TOTAL ASSETS	$246,709	$249,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$346,627	$390,055
Notes payable	183,832	224,438
Accrued liabilities	352,291	148,910
Customer deposits	-	12,700
Advances from officers	69,867	71,015
Deferred revenue	-	6,700
Current portion of capital lease obligations and long-term debt	114,532	90,920
TOTAL CURRENT LIABILITIES	1,067,149	944,738

LONG-TERM LIABILITIES
Capital lease obligations, net of current portion	-	9,894
Long-term debt, net of current portion	48,827	104,224
Deferred gains from sale/leasebacks	3,431	16,163
Deferred officers' compensation	327,019	213,147
TOTAL LONG-TERM LIABILITIES	379,277	343,428

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 74,528,773 and 44,305,638 shares issued
and outstanding, at December 31, 2003 and 2002, respectively.	74,529	44,305
Additional paid-in capital	6,885,563	5,517,554
Shareholder notes receivable	(1,169,650)	(1,169,650)
Stock options and warrants	148,577	126,014
Accumulated deficit	(7,138,736)	(5,556,864)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,199,717)	(1,038,641)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$246,709	$249,525

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ICE BLAST, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002

REVENUE
Sales of machines and accessories	$151,499	$557,972
Service and rental income	263,498	139,206
TOTAL REVENUE	414,997	697,178

COST OF REVENUE
Machines and accessories	96,805	427,534
Service and rental	103,252	118,309
TOTAL COST OF REVENUE	200,057	545,843

GROSS PROFIT	214,940	151,335

OPERATING EXPENSES
Professional fees	615,581	494,999
General and administrative	836,411	1,289,290
Research and development	178,032	223,609
Selling and marketing	172,193	141,785
TOTAL OPERATING EXPENSES	1,802,217	2,149,683

OPERATING LOSS	(1,587,277)	(1,998,348)

OTHER INCOME (EXPENSES)
Interest income	57,017	79,040
Interest expense	(51,612)	(81,324)
TOTAL OTHER INCOME (EXPENSES)	5,405	(2,284)

NET LOSS BEFORE TAXES	(1,581,872)	(2,000,632)

PROVISION FOR TAXES	-	-

NET LOSS	$(1,581,872)	$(2,000,632)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	61,116,403	35,825,664

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ICE BLAST, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Shareholder
	Number of		Paid-in	Notes	Option/	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total

Balance, December 31, 2001	33,109,654	$33,109	$4,085,370	$(1,169,650)	$84,738	$(3,556,232)	$(522,665)

Common stock issued for cash	4,691,166	4,691	508,004	-	-	-	512,695

Shares and warrants issued to consultants
providing services to the Company	6,160,437	6,161	886,753	-	38,276	-	931,190

Shares issued in exchange for conversion
of notes payable and accrued interest	344,381	344	37,427	-	-	-	37,771

Stock options issued as compensation	-	-	-	-	3,000	-	3,000

Net loss for year ended December 31, 2002	-	-	-	-	-	(2,000,632)	(2,000,632)

Balance, December 31, 2002	44,305,638	44,305	5,517,554	(1,169,650)	126,014	(5,556,864)	(1,038,641)

Common stock issued for cash	5,138,336	5,139	296,179	-	-	-	301,318

Stock options issued as compensation	-	-	-	-	232,830	-	232,830

Common stock issued for cash from
exercise of options	2,415,000	2,415	215,997	-	(210,267)	-	8,145

Common stock issued to employees as
Compensation	9,242,938	9,243	185,349	-	-	-	194,592

Common stock issued in exchange for
conversion of notes payable and accrued interest	1,671,770	1,672	35,091	-	-	-	36,763

Common stock issued to consultants and
employees providing services to the Company	11,755,091	11,755	635,393	-	-	-	647,148

Net loss for year ended December 31, 2003	-	-	-	-	-	(1,581,872)	(1,581,872)

Balance, December 31, 2003	74,528,773	$74,529	$6,885,563	$(1,169,650)	$148,577	$(7,138,736)	$(1,199,717)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ICE BLAST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(1,581,872)	$(2,000,632)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	88,614	91,466
Common stock and warrants issued for goods and services	647,148	931,190
Stock options issued as compensation	232,830	3,000
Common stock issued to employees as compensation	194,592	-
Amortization of deferred gain on sale/leaseback transactions	(12,732)	(12,732)
Decrease (increase) in:
Accounts receivable - trade	17,243	324,404
Interest receivable on shareholder notes	(53,939)	(2,905)
Inventory	17,876	301,828
Prepaid expenses and other	5,762	(5,062)
Increase (decrease) in:
Accounts payable	(43,428)	20,123
Accrued liabilities	203,381	111,594
Deferred revenue	(6,700)	(334,627)
Deferred officers' compensation	113,872	96,885
Customer deposits	(12,700)	12,700
Net cash used by operating activities	(190,053)	(462,768)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Purchase of property, plant and equipment	(51,125)	(589)
Net cash used by investing activities	(51,125)	(589)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Payments on capital lease obligations	(31,987)	(63,922)
Proceeds from borrowing on notes payable	38,238	147,885
Proceeds from issuance of common stock	309,463	512,695
Advances from officers	10,237	13,000
Payments on advances from officers	(1,148)	(49,134)
Payments on long-term debt	(9,692)	(38,448)
Payments on notes payable	(42,081)	(109,497)
Net cash provided by financing activities	273,030	412,579

Net increase (decrease) in cash and cash equivalents	31,852	(50,778)

CASH - Beginning of Year	3,677	54,455
CASH - End of Year	$35,529	$3,677

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$70,591	$62,927
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of accounts payable to notes payable	$8,239	$96,956
Stock options issued as compensation	$232,830	$3,000
Common stock issued in exchange for conversion of notes payable
and accrued interest	$36,763	$37,771
Common stock and warrants issued for goods and services	$647,148	$931,190
Equipment contributed in exchange for reduction of officer advances	$34,825	$-

The accompanying notes are an integral part of these financial statements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company rents ice-blasting equipment and performs ice-blasting services for customers throughout the United States. The Company markets and sells ice-blasting equipment to North America, Europe Asia and Australia.

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

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Accounts Receivable

Management provides for an allowance for uncollectible accounts. At December 31, 2003 and 2002, all accounts were considered fully collectible and therefore no allowance was deemed necessary.

Inventory

The Company values its raw materials, work-in-process and finished goods inventories at the lower of cost or market, on a first in first out basis.  See Note 4.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense charged to operations was $0 and $2,371 for the years ended December 31, 2003 and 2002, respectively.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. The fair value of the options granted was estimated to be $0.11 using the Black-Scholes option pricing model with the following assumptions on the date of grant: 0% dividend yield, 103% and 126% volatility, respectively, 0% forfeitures per year, risk-free interest rates ranging from 4.5% to 7%, and expected lives of five to ten years.

Compensation cost is recognized over the service or vesting period.  If the compensation cost for stock options granted to employees had been determined using the fair value method, the proforma net loss per share would have been as follows:

	Year Ended December 31,
	2003	2002

Net loss as reported	$(1,581,872)	$(2,000,632)
Proforma net loss per common share	$(1,587,997)	$(2,082,077)
As reported	$(0.03)	$(0.06)
Proforma	$(0.03)	$(0.06)

Risk Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consists of accounts receivable and cash in excess of federally insured limits. The Company maintains cash with a major financial institution and is considered subject to minimal risk. The Company's sales and service revenues are derived from customers throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, the Company has not incurred any significant credit related losses.

As further discussed in Note 3, a significant portion of the Company’s recent operations have involved the design, manufacture and installation of a precision gear cleaning system for the Ford Motor Company (“Ford”).  Approximately 41% and 51% of the Company’s revenues at December 31, 2003 and 2002, respectively, related to work performed for Ford.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and warrants and have been excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.  Shares omitted from the computation  of net loss per share due to their anti-dilutive effect approximated 822,000 and 1,662,000 for the years ended December 31, 2003 and 2002, respectively.

A summary of the shares used to compute net loss per share is as follows:

	Year Ended December 31,
	2003	2002
Weighted average common shares used to compute
basic net loss per share	61,116,403	35,825,664

Effect of dilutive securities	-	-
Weighted average common shares used to compute
diluted net loss per share	61,116,403	35,825,664

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

The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped. Net sales by geographic area for the years ended December 31, were as follows:

		Year Ended December 31,
		2003	2002
Net sales
	United States	$ 372,597	$ 484,633
	Canada	3,700	177,335
	Japan	38,700	35,210
Total		$ 414,997	$ 697,178

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (hereafter “FASB”), issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"  (SFAS 145).  This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The impact of adopting SFAS 145 did not have a material impact on the Company’s financial condition and results of operations.

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

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

In November 2002 the FASB issued FASB Interpretation No 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002.  However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The adoption of this new standard did not have a material effect on the Company’s financial position or results of operations.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, “ Revenue Arrangements with Multiple Deliverables,” which address revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The final consensus is applicable to agreements entered into in the third quarter of 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple deliverable arrangements into separate units of accounting, the arrangement should be accounted for in accordance with that literature.  The adoption of this new standard did not have a material effect on the company’s financial position or results of operations.

In December 2002, the FASB issued  SFAS  No.  148,  “Accounting  for  Stock-Based  Compensation  - Transition and Disclosure,” (“SFAS No. 148”).  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  In addition, it also amends  the  disclosure provisions  of  SFAS  123  to  require  prominent  disclosure  about  the  effects  on  reported  results  of  an  entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.   As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” the adoption of SFAS 148 had no impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in October 2003, deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest created before February 1, 2003.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The adoption of FIN 46 did not have a material effect on the Company’s financial positions or results of operations.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

In April 2003, the FASB issued FASB SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  The statement is effective ( with certain exceptions) for contracts entered into or modified after June 30, 2003.  The adoption of this new standard did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”).  The standard requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position.  FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain financial instruments entered into or modified after May 31, 2003, and is otherwise effective for us at the beginning of our third quarter of 2003.  The adoption of FAS No. 150 did not have a material effect on the Company’s financial positions or results of operations.

Basis of Presentation and Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating approximately $7,100,000, including losses of approximately $1,600,000 and $2,000,000 for the year ended December 31, 2003 and 2002, respectively.  The Company had a working capital deficit of $967,000  and $845,000 at December 31, 2003 and 2002, respectively.

The Company is actively pursuing marketing arrangements for its products in the precision, environmental and industrial cleaning markets.  The Company intends to change its commercial arrangements from that of manufacturer of ice blast systems to that of licensor, thereby licensing the rights to build and sell ice blast products to others, including competitors of the Company.  The intended result of this change in the business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative and selling costs.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities and upon obtaining additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or from additional borrowings.  In the event the Company is unable to raise additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact would have a material adverse effect on its financial position, results of operations and its ability to continue in existence.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 3 - CONTRACT WITH FORD MOTOR COMPANY

In 2002, the Company installed its first precision gear cleaning ice blast system at Ford Motor Company (“Ford”) Sharonville plant under terms of a purchase order from Ford.  Ford had accepted and approved the gear cleaning system as implementation ready, and as a result, the Company recognized approximately $341,000 of sales revenue.  Costs associated with this system were $344,000, resulting in a loss of $3,000.  In the third quarter of 2002, the gear cleaning system was required to undergo further operational efficiency testing before additional equipment would be purchased from the Company.

The Company was informed the Ford’s Sharonville, Ohio plant would buy two additional gear cleaning systems in 2002, and the Company continued to pursue contractual commitments regarding these systems.  In June 2003, the Company was informed Ford would not be buying the two additional sy6stems as previously discussed.  During the third and fourth quarter of 2003, the Company continued to work with Ford on cleaning and deburring applications.

During 2003, the Company designed and sold a Rust Inhibitor booth to Ford.  The equipment was built by a machine tool company, and installation at Fords’ Sharonville, Ohio, plant was completed in the last quarter of 2003.  The Company recognized revenue of approximately $105,000.

NOTE 4 - INVENTORY

Inventory consists of the following:

	Year Ended December 31,
	2003	2002

Raw materials	$1,982	$20,262
Work in progress	404	-

	$2,386	$20,262

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 5 - EQUIPMENT

Equipment is recorded at cost and consists of the following at December 31:

	December 31,
	2003	2002
Ice Blast equipment	$ 240,544	$ 191,488
Lease/purchase equipment	289,173	255,348
Computer equipment	62,327	60,259
Furniture & equipment	1,620	620
Leasehold improvements	28,311	28,311
	$ 621,975	$ 536,026
Less: Accumulated depreciation	(485,350)	(396,737)
Total property, plant & equipment, net	$ 136,625	$ 139,289

Included in equipment is $318,663 held under capital leases at both December 31, 2003 and 2002 with accumulated amortization of $294,799 and $252,090 at December 31, 2003 and 2002 respectively.

During 1999, the Company entered into two sale and leaseback transactions with two unrelated entities, involving Ice Blast machines manufactured by the Company, whereby the Company received gross proceeds of $115,116.  The Company recorded deferred gains on the transactions of $63,647.  The deferred gains are being recognized as revenues over the related service period of the leased assets.  Deferred gain amortization on the sale and leaseback transactions was $12,732 in each of the years ended December 31, 2003 and 2002.

NOTE 6 - NOTES PAYABLE

At December 31, 2003, the Company had ten notes payable to unrelated individuals totaling $183,832.  Two notes, with a combined principal balance of $54,913, had originally been collateralized by accounts receivable from Ford.  As discussed in Note 3, Ford has paid the Company all amounts due under the initial purchase order.  The Company is negotiating revised repayment terms with these two lenders, including the possible conversion of the amounts due into equity.  The notes are also secured by personal guarantees of the two founders of Universal Ice Blast, Inc.

During the year ended December 31, 2002, the Company issued a promissory note in the amount of $25,000 to a major supplier.  The note bears interest at an annual rate of 12% and is payable on demand with 90 days’ written notice.  Terms of the note include a provision whereby the supplier may convert its outstanding payable from the Company to common stock at a price not to exceed $0.15 per share.  Accounts payable to the supplier was approximately $0 and $60,000 at December 31, 2003 and 2002, respectively.  In addition, the note terms call for the Company and the supplier to enter into a separate manufacturing rights licensing agreement.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 7 - RELATED PARTY TRANSACTIONS

Shareholder notes receivable

The Company’s board of directors has approved and the Company has made loans to officers and employees to assist them in purchasing the Company’s common stock.  These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company’s common stock.  In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 shares of common stock issued.  The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31 of each year.  Shareholder notes receivable of $1,169,650 are reflected on the accompanying consolidated balance sheet as a reduction in stockholders’ equity.

Advances To/From Officers

The Company has borrowed and repaid, on a revolving basis, certain amounts from its two founders, who are also significant stockholders in the Company.  Borrowings bear interest at an annual rate of 6.5%, are unsecured, and due on demand. Interest expense on advances from officers was $1,135 and $1,196, for years ended December 31, 2003 and 2002, respectively.  At December 31, 2003, the Company had a liability to a former officer of $69,867.  In order to comply with new corporate governance provisions, including the Sarbanes-Oxley Act of 2002, the Company has adopted several new corporate policies.  These policies prohibit the issuance of advances to Company officers, and as a result, a balance due from an officer was liquidated during 2003.

Deferred Officers’ Compensation

The Company's two founders have agreed to defer a portion of their salaries, in order to preserve the Company's working capital.  This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined.

Due To/From Related Parties

During 2002, the Company granted 147,100 shares of common stock to an entity owned by a brother of the Company’s former president as payment for machine components valued at $14,710.  These components are used in the manufacture of the Ice Blast machines.

Ice Blast California

Ice Blast California is a company owned by a brother of the Company's former president.  Ice Blast California acts as a sales agent for the Company and also performs Ice Blasting services using equipment owned by the Company for which the Company invoices Ice Blast California.  The aforementioned equipment was sold to Ice Blast California in the fourth quarter of 2003.  During December 31, 2003 and 2002, the Company recorded revenue of $19,000 and $34,400, respectively, on sales to Ice Blast California.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 8 - LONG-TERM DEBT

At December 31, 2003 and 2002, the Company had long-term debt payable to an unrelated entity totaling $136,065 and $145,758, respectively. The debt, which bears interest at 14.8%, is collateralized by Ice-Blasting equipment, and matures November 2005 through October 2006.  Future maturities of long-term debt for the years ending December 31 are as follows:

2004	$ 87,238
2005	34,342
2006	14,485
$136,065

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under various capital and operating leases through May 2006. Future minimum lease payments required under non-cancelable capital and operating leases are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases
2004	$ 31,630	$ 57,028
2005	-	59,312
2006	-	20,028
Total minimum lease payments	$ 31,630	$ 136,368
Less amount representing interest at
the rates implicit in the leases	(4,336)

Present value of minimum lease payments	$ 27,294

Rental expense on operating leases totaled $69,060 and $64,013 in  2003 and 2002, respectively.

Litigation

In October, 2002, a lawsuit was brought against Universal Ice Blast, Inc. by Systems Interface, Inc. (“Systems Interface”) which is one of the Company’s vendors, in King County Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  The Company has entered into an agreement with the plaintiff under which the judgment is to be paid in monthly installments.  At December 31, 2003, the Company owed approximately $12,300 to this vendor and this loan has been repaid as of March 15, 2004.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

In August of 2003 a lawsuit was brought against the Company and its founders in the Superior Court of Washington for King County by one of its Note holders for amounts due of  $38,000 and for the 144 restrictions to be released on 575,000 shares that was previously issued to Mr. Cox so as to allow these shares to become freely tradeable.  In the first quarter of 2004, a judgment was entered against the Company for $38,000, due to the Note Holder. The Company has reached a settlement plan with the Note Holder wherein the obligation should be repaid by December 2003.  The unregistered shares issue is subject to an ongoing lawsuit.

Other vendors of the Company have threatened to bring legal action and some have filed lawsuits for payment of overdue amounts, in addition to the Systems Interface lawsuit.  The company has settled some of these suits, worked out payment plans, or is negotiating payment plans.  Of the amounts settled during the year end December 31, 2003, all were settled for the liability previously recorded by the Company.  The Company is working to resolve these issues.  In the opinion of management, all reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s December 31, 2003 consolidated financial statements.

NOTE 10 - COMMON STOCK

During 2003 and 2002, the Company issued 5,138,336 and 4,691,166 shares of common stock, respectively, through private placements to accredited investors at a weighted average price of $0.06 and $0.11 per share, respectively.  During 203 and 2002 the Company issued 20,998,029 and 6,160,437 shares of common stock, respectively, to certain employees, consultants, and a related party vendor for goods and services received.  See Note 7.  The Company computed the number of common shares issued in these transactions based on the fair value of the goods or services received and the estimated fair value of the Company’s common stock on the dates of issuance, which averaged $0.04 in 2003 and $0.15 per share in 2002.  The Company has recognized expense of $647,148 and $931,190 in 2003 and 2002, respectively, for the goods and services received.

During 2003 and 2002, the Company issued 1,671,770 and 344,381 shares of common stock to two lenders in exchange for conversion of $36,763 and $37,771 notes payable and related accrued interest, respectively.

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees and consultants may be awarded incentive or nonstatutory stock options.  The 1999 Stock Plan authorizes the granting of options for the purchase of up to 6,000,000 shares of common stock.  Under the 1999 Stock Plan, the option exercise price for incentive stock options may not be less than the fair market value of the company’s common stock at the date of grant as determined by the board of Directors.  Nonstatutory stock options may be less than the fair market value of the Company’s common stock.  Options expire no later than ten years from the grant date, and vesting is established at the time of grant, with the vesting provisions specified in individual option agreements.

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

At December 31, 2002, the Company granted stock options to an employee which, based on the intrinsic value method, included a compensation element of $3,000.  In addition, the Company granted options to shareholders and lenders with a fair value of $14,747, estimated using the Black-Scholes option-pricing model.

No options were granted under the 1999 Stock Plan during the year ended December 31, 2003.

Stock option activity is as follows:

			Weighted
	Common Shares		Average
	Available	Options	Exercise	Options
	for Grant	Outstanding	Price	Exercisable
Balance, December 31, 2001	4,978,825	1,021,175	$ 0.244	1,021,175
Granted	(1,138,333)	1,138,333	$ 0.192
Exercised	-	-	-
Forfeited	496,875	(496,875)	$ 0.200
Balance, December 31, 2002	4,337,367	1,662,633	$ 0.221	1,581,383
Granted	-	-	-
Exercised	-	-	-
Forfeited	840,966	(840,966)	$ 0.222
Balance, December 31, 2003	5,178,333	821,667	$ 0.219	755,417

The following summarizes options outstanding at December 31, 2003:

		Weighted
		Average
	Number	Remaining	Number
Exercise	Of Options	Contractual	Of Options
Price	Outstanding	Life (Years)	Exercisable
$ 0.15	91,667	0.55	91,667
$ 0.17	50,000	0.30	50,000
$ 0.20	280,000	0.51	213,750
$ 0.22	100,000	3.17	100,000
$ 0.25	200,000	3.08	200,000
$ 0.30	100,000	2.17	100,000
	821,667		755,417

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

During the year ended December 31, 2002, the Company implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  The plan authorizes the sale or award of up to 20,000,000 shares and/or options of common stock.

During 2003, the Company issued options to purchase 11,000,000 shares of its common stock to four consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services for Europe and North America with a fair market value of approximately $471,000 estimated using the Black-Scholes option pricing model.  In April 2003, the Company's Board of Directors approved the cancellation of options to purchase 4,380,000 shares of common stock previously issued to certain of these consultants, which was recorded as a decrease in professional fees expense and common stock and additional paid-in-capital of approximately $239,000.

During the years ended December 31, 2003 and 2002, the Company filed registration statements under the Securities Act of 1933 on Form S-8 registering 17,700,000 of the shares authorized under the 2002 Stock Compensation Plan.  During the year ended December 31, 2003, the Company issued more than the authorized shares filed under Form S-8.  Because of this clerical error the Company is currently amending its S-8 filing to correct this situation.  Options to purchase an additional 1,485,000 shares expired in September, 2003.

Warrants

At December 31, 2003 and 2002, the Company issued warrants to shareholders and consultants with a fair value of $0 and $23,529, respectively, estimated using the Black-Scholes option-pricing model.  The warrants expire over periods of up to ten years.

NOTE 12 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $2,500,000, which are available to offset future federal taxable income. The net operating loss carryforwards expire in years ending 2013 through 2024.

Deferred taxes are comprised of the following at December 31:

	2003	2002
Deferred tax assets
Net operating loss carryforwards	$ 859,200	$ 620,500
Other	167,200	169,500
Gross deferred tax assets	1,026,400	790,000
Deferred tax liability
Depreciation	(54,800)	(57,600)
Valuation allowance	(966,400)	(732,400)

Net deferred tax assets	$ -	$ -

UNIVERSAL ICE BLAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization have not been met.

A reconciliation of the income tax benefit to the amount expected using the federal statutory rate follows:

	2003	2002
Expected amount using federal statutory rate	$ 538,000	$ 680,200
Non-deductible items	(304,000)	(260,300)
Increase in valuation allowance	(234,000)	(419,900)
	$ -	$ -

NOTE 13 – COMMON STOCK PURCHASE AGREEMENT

In November 2002 the Company executed a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC (“Fusion”), whereby the Company agreed to can sell and Fusion agreed to purchase, up to $6 million of the Company's common stock under certain conditions.  The purchase price of the shares of common stock would be based on the future market price of the common stock, without any fixed discount to the market price.  The term of the agreement was for 30 months. As part of the agreement, the Company paid to Fusion a commitment fee in the amount of 1,956,522 shares of the Company's common stock.  The Company was required to effect a registration statement to cover the resale of the shares purchased under this agreement, including other shares that the Company had identified to be registered as free trading shares, which such registration did not occur.  The Company was not able to file the registration agreement in a timely manner because it was not able to obtain permission from prior auditors for the use of their financial statements.  This and other market conditions resulted in the cancellation of this agreement in 2003.

NOTE 14 – SUBSEQUENT EVENTS

In January 2004, the Company entered into five-year Market/Integration license agreement with a machine building company located in Ontario Canada to exclusively market the Company's products in Ontario to its customers and to utilize the Company's technology and know-how to integrate the Company's products with other products they offer.  The Company received approximately $55,000 upon execution of the agreement and is to receive an additional $70,000 upon the sale of an ice blast machine. In addition, the agreement requires the company to make certain minimum future annual purchases of Ice Blast products.

Subsequent to December 31, 2003 through March 2004, the Company has issued approximately 3,100,000  shares of common stock to certain employees for services at approximately $0.015 per share.

Item 8. Changes in and Disagreements with Accountants.

None.

Item 8A. Controls and Procedures

The Company's Chief Executive and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon this evaluation, he concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected , or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of Registrant of the Exchange Act.

(a) Directors and Executive Officers

The name, age and position of the Company's sole director and executive officers are as follows:

Name

Age

Position

Rory Clarke

  57

Chairman of the Board of Directors, Chief Executive Officer and

Chief Financial Officer

Tony Tonello

  55       Vice President, Marketing and Engineering Sales

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

Tony Tonello has been a Vice President of the Company since February 2002 and was previously with the Ford Motor Company as a Engineer in the manufacturing group since 1969.Mr. Tonello graduated from Ferris State University with a Mechanical Engineering degree and his last assignment before retiring was as Supervisor, Manufacturing Process Engineer New Models cutting tools and gauging group. Mr. Tonello brings a wealth of manufacturing experience and contacts throughout the automotive industry. He is responsible for the marketing of the ice blast products into the automotive markets in North America.

The Company only has one director and, thus, does not have an audit committee.  The director is not an "audit committee financial expert" as defined in the SEC's rules.  Given the Company's size, it has not had the opportunity to add a director with the necessary qualifications to be deemed an "audit committee financial expert."

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and holders of more than 10% of the Company Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of the Company.  Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings.  Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2003 and written representations from certain Reporting Persons, the Company believes that, during the year ended December 31, 2003 the following filing requirements of Section16(a) were not met:  Statements of Changes in Beneficial Ownership of Securities on Form 4 transactions were not filed by Rory Clarke:  Mr. Clarke has not filed 20 reports amounting to 80 transactions. These will be filed forthwith.  Mr. Tonello also has not filed reports.  These will be filed forthwith.

Audit Committee/Code of Ethics

The Board of Directors has not currently adopted a Code of Ethics to date because of limited resources.  The Board will consider the adoption of a Code of Ethics.

Item 10. Executive Compensation.

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to its executive officers.

 Name and Position

Year

Salary

 Rory Clarke, Chief Executive Officer

2003

$     97,000

(1)

2002

$     90,000

(2)

2001

$     45,000

(3)

Tony Tonello Vice President Marketing

2003

$    102,603

(4)

2002

$    111,519

(5)

2001

$           -

(6)

__________________________

(1)

Salary includes cash compensation of $13,757, stock compensation of 500,000 shares of common stock valued at $16,243 and deferred compensation of $67,000.

(2)

Salary is cash compensation of $45,000 and  deferred compensation $45,000.

(3)

Salary is cash compensation, of $45,000.

(4)

Salary includes cash compensation of $12,019, stock compensation of 2,336,000 shares of common stock valued at $50,262 and  deferred compensation $50,322.

(5)

Salary includes cash compensation of $54,328 and deferred compensation of $57,191.

(6)

Mr. Tonello was not employed with the Company in 2001.

The employee arrangement for Mr. Clarke includes a salary and from time to time stock compensation. There are no bonus arrangements or other amounts stipulated. In 2001 Mr. Clarke received a loan of $514,000 from the Company to acquire 3,450,000 of the Company’s Common Stock at $0.15 cents per share. This is described below. Mr. Tonello has an employment agreement as of February 2002 providing for compensation of $125,000 per annum, of which $62,500 is paid over 12 months and the balance of $62,500 paid on the anniversary date of his employment. The amounts not paid have been accrued.  At the date of employment in February 2002, Mr. Tonello received an option to buy 200,000 shares at $0.25 cents per share for a term of 3 years. These shares have not been exercised at December 31 2003.

During 2001, the Board of Directors approved and the Company made loans to officers and employees to finance the purchase of Company Common Stock. These loans bear interest at the rate of 6.5%, are full recourse, and collateralized by a pledge of 7,850,000 shares of Company Common Stock. The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31.

Code of Ethics.

The Company’s Board of Directors has not adopted a Code of Ethics to date because of its limited resources.  The Board will consider the adoption of a Code of Ethics.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At March 15, 2004 the Company had 78,057,300 shares outstanding. The table below contains information concerning each person who is (i) a director, (ii) a named executive officer, and (iii) known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock (its only class of outstanding equity securities).

Amount and Nature

Percent of

Name and Address of Beneficial Owner

of Beneficial Ownership

Class

Rory Clarke(1)

5,488,200

7.0%

533–6th Street South

Kirkland, Washington 98033

Tony Tonello(2)

          725,000

       1.0%

533–6th Street South

Kirkland, Washington 98033

All Directors and Executive Officers

 As a Group (two individuals)

        6,213,200

       8.0%

____________________________

(1)   R Clarke is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer

(2)   T Tonello is Vice President of Marketing and Engineering Sales.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2003, concerning shares of the Company’s common Stock that may be issued upon the exercise of options and other rights under its existing equity compensation plans and arrangements.  These shares have not been submitted to shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Shares Issuable

Weighted

Available

Equity Compensation Plans

Upon Exercise of

Average Exercise

for

Outstanding Options

Price

Issuance

1999 Stock Plan

821,667

$   0.22

4,337,367

2002 Stock Plan

0

             -

       -

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees and consultants may be awarded incentive or nonstatutory stock options.  The 1999 Stock Plan authorizes the granting of options for the purchase of up to 6,000,000 shares of common stock.  Under the 1999 Stock Plan, the option exercise price for incentive stock options may not be less than the fair market value of the Company’s common stock at the date of grant as determined by the board of Directors.  Nonstatutory stock options may be less than the fair market value of the Company’s common stock.  Options expire no later than ten years from the grant date, and vesting is established at the time of grant, with the vesting provisions specified in individual option agreements.

During the year ended December 31, 2002, the Company implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  The plan authorizes the sale or award of up to 20,000,000 shares and/or options of common stock.

During 2003, the Company issued options to purchase 11,000,000 shares of its common stock to four consultants.  The options were issued in exchange for marketing, strategic planning and merger and acquisition advisory services for Europe and North America with a fair market value of approximately $471,000 estimated using the Black-Scholes option pricing model.  In April 2003, the Company's Board of Directors approved the cancellation of options to purchase 4,380,000 shares of common stock previously issued to certain of these consultants, which was recorded as a decrease in professional fees expense and common stock and additional paid-in-capital of approximately $239,000.

During the years ended December 31, 2003 and 2002, the Company filed registration statements under the Securities Act of 1933 on Form S-8 registering 11,700,000 of the shares authorized under the 2002 Stock Compensation Plan.  During the years ended December 31, 2003 and 2002, 28,519,443 and 939,724 shares, respectively, had been issued under the provisions of this plan. Options to purchase an additional 1,485,000 shares expired in September, 2003.

Item 12. Certain Relationships and Related Transactions.

Advances to/ from officers-- The Company has borrowed and repaid, on a revolving basis, loans from Messrs. Clarke and Visaisouk, the Company's founders and executive officers. Borrowings bear interest at an annual rate of 6.5%, are unsecured and due on demand. Repayments, net of borrowings totaled $2,198 and $36,000 during the years ended December 31, 2003 and 2002, respectively. There are no amounts due by officers as of December 2003. At December 31, 2002, the Company had a liability to one officer of $71,000 and had a balance due from the other officer of $45,000, which was liquidated during the first quarter of 2003.

Deferred officer compensation-- The Company's two founders agreed to defer a portion of their salaries, in order to preserve the Company's working capital. As of December 2003 the amount due to officers was $327,019.and $213,417 for 2002. This deferred compensation does not bear interest and the founders have agreed not to require repayment until a future date to be determined.

Transactions with related parties

Ice Blast California is a company owned by a brother of the Company's former President. Ice Blast California was a sales agent for the Company and also performs ice blasting services using equipment owned by the Company for which the Company invoices Ice Blast California. The equipment was sold to Ice Blast California in 2003. During 2003 and 2002, the Company recorded revenue of $19,000 and $34,400, respectively, on sales to Ice Blast California.

The Company purchased molded production and experimental machine parts, covered by its patents and made solely for the Company per the Company's specifications, from a company owned by another brother of the former President. The Company provided the required resins, epoxies and other materials necessary to  mold and fabricate theses parts and paid him for the production thereof. The Company now manufactures these products in house. No payments were made in 2003 and during 2002 the Company issued 147,100 shares of its Common Stock in settlement of a trade payable in the amount of $14,710.

As discussed in Item 10, during 2001, the Board of Directors has approved and the Company has made loans to officers and employees to assist them in purchasing the Company's Common Stock. These loans bear interest at the rate of 6.5%, are full recourse, and are collateralized by a pledge of the shares of the Company's Common Stock subscribed to and acquired pursuant to exercise of the options. In connection with these notes, the Company has retained as collateral, a security interest in 7,850,000 of Common Stock issued. The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31. In March 2004 the Company became aware that at least 2 million of the 3.45 million shares owned by the Company’s former President, which were pledged as collateral on the Company’s $ 514,000 note receivable, had been sold. The Company is in the process of pursuing collection of amounts owed.

Apart from the issuance of the aforementioned loans to purchase stock, none of the transactions with related parties involve amounts exceeding $60,000 during any year that the Company has been in existence.

Item 13. Exhibits and Reports on Form 8K.

(a) Exhibits.

Exhibit

Location

No.

Reference

3.1

Articles of Incorporation

1.

3.2

Amended and Restated By-laws

1.

4.2

Universal Ice Blast, Inc. 1999 Stock Plan

1.

4.3

Universal Ice Blast, Inc. 2002 Stock Compensation Plan

4.

10.1

Common Stock Purchase Agreement dated November 13, 2002 between Universal Ice

3.

Blast, Inc. and Fusion Capital Fund II, LLC

10.2

Purchase Order dated August 3, 2001 from Ford Motor Company as amended on January

2.

11, 2002 and April 24, 2002. Portions of this exhibit have been omitted and filed separately with the Securities Exchange Commission pursuant to the

Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

10.3

Industrial Lease Agreement of Kirkland Commerce Center dated March 5, 2001

1.

March 5, 2001

21.1

Subsidiaries of the Company

1.

31.

Certification as required by Rule 13a-14(a) or Rule 15d-14(a)

5.

32

Certification pursuant to 18 U.S.C. Section as adopted to Section 906 of the

Sarbanes-Oxley Act of 2002

5.

Legend

1.   Incorporated by reference to such exhibit filed with UIBI’s Registration Statement on Form 10-SB filed with the Commission on May 10, 2001.

2.   Incorporated by reference to such exhibit filed with UIBI’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the      Commission on May 13, 2002.

3.   Incorporated by reference to such exhibit filed with UIBI’s Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002.

4.   Incorporated by reference to such exhibit filed with UIBI’s Registration Statement on Form S-8 filed with the Commission on August 6, 2002.

5.   Filed herewith.

(b) Reports on Form 8K.

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by Williams & Webster, P.S. the authorized independent public accountants, for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $26,534 and $21,945 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by Williams & Webster, P.S. the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by Williams & Webster, P.S. the authorized independent public accountants during the last two fiscal years for professional services rendered by   the authorized independent public accountants for tax compliance for 2003 and 2002 were $1,100 and $1,050, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15 (d)  of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

          /s/ Rory Clarke

By:     _________________

                 Rory Clarke,

                 Director, Chief Executive Officer and Chief Financial Officer

Date: April 16, 2004