Form 10QSB
period 2004-03-31
UNIVERSAL ICE BLAST INC
filed 2004-05-21
CIK 1067530

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  78,468,773 at April 30, 2004.

Traditional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

#

Universal Ice Blast, Inc.

March 31, 2004 Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and	11
Results of Operations

Item 3. Controls and Procedures	14

Part II – Other Information

Item 1. Legal Proceedings	14

Item 2. Changes in Securities	14

Item 3. Defaults Upon senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	14

Signatures Page	15

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$ 348	$ 35,529
Accounts receivable - trade	30,079	5,500
Interest receivable on shareholder notes	24,992	56,844
Inventory	5,508	2,386
Prepaid expenses and other	4,015	-
Total current assets	64,942	100,259
EQUIPMENT, net	85,052	136,625
OTHER ASSETS	9,872	9,825
	$ 159,866	$ 246,709
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable	$ 322,014	$ 346,627
Notes payable	155,149	183,832
Accrued liabilities	403,492	352,291
Customer deposits	5,000	-
Advances from officers	-	69,867
Current portion of capital lease obligations and long-term debt	106,239	114,532
Total current liabilities	991,894	1,067,149
LONG-TERM LIABILITIES		
Long-term debt, net of current portion	48,827	48,827
Deferred revenue	53,429	3,431
Deferred officers' compensation	221,029	327,019
Commitments and contingencies	-	-
Total long-term liabilities	323,285	379,277
STOCKHOLDERS' DEFICIT		
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 77,868,773 and 74,528,773 shares issued and outstanding in 2004 and 2003, respectively	77,869	74,529
Additional paid-in capital	6,810,873	6,885,563
Shareholder notes receivable	(514,050)	(1,169,650)
Stock options and warrants	148,577	148,577
Accumulated deficit	(7,678,582)	(7,138,736)
Total stockholders' deficit	(1,155,313)	(1,199,717)
	$ 159,866	$ 246,709

The accompanying condensed notes are an integral part of these consolidated financial statements.

3

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
REVENUE		
Sales of machines and accessories	$ 119,752	$ 7,901
Service and rental income	24,150	25,078
License fees	2,750	-
TOTAL REVENUE	146,652	32,979
COST OF REVENUE		
Machines and accessories	42,523	4,402
Service and rental	12,606	23,164
	55,129	27,566
GROSS PROFIT	91,523	5,413
OPERATING EXPENSES		
Professional fees	40,169	713,490
General and administrative	204,125	224,394
Research and development	18,177	41,075
Selling and marketing	3,185	39,001
TOTAL EXPENSES	265,656	1,017,960
LOSS FROM OPERATIONS	(174,133)	(1,012,547)
OTHER INCOME (EXPENSE)		
Interest income	-	18,900
Interest expense	(7,831)	(17,555)
Impairment of shareholder note receivable	(357,882)	-
TOTAL OTHER INCOME (EXPENSE)	(365,713)	1,345
LOSS BEFORE PROVISION FOR INCOME TAXES	(539,846)	(1,011,202)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$ (539,846)	$(1,011,202)
BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING USED IN BASIC AND DILUTED PER-SHARE CALCULATION	76,088,773	46,617,321

The accompanying condensed notes are an integral part of these consolidated financial statements

4

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2004
(Unaudited)

	Common Stock		Additional Paid-in	Shareholder Notes	Stock Options and	Accumulated	
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
BALANCE, December 31, 2003	74,528,773	$ 74,529	$6,885,563	$(1,169,650)	$148,577	$ (7,138,736)	$(1,199,717)
Note receivable transferred to other assets	-	-	-	514,050		-	514,050
Shares returned and cancelled upon cancellation of shareholder notes receivable	(950,000)	(950)	(140,600)	141,550			-
Common stock issued to employees as compensation	4,290,000	4,290	65,910	-	-	-	70,200
Net loss	-	-	-	-	-	(539,846)	(539,846)
BALANCE, March 31, 2004	77,868,773	$ 77,869	$6,810,873	$ (514,050)	$148,577	$ (7,678,582)	$(1,155,313)

The accompanying condensed notes are an integral part of these consolidated financial statements.

5

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net loss	$ (539,846)	$(1,011,202)
Adjustments to reconcile net loss to net cash used by operating activities:		
Depreciation and amortization	12,162	23,141
Common stock and warrants issued for goods and services	-	279,712
Stock options issued as compensation	-	439,040
Common stock issued to employees as compensation	70,200	-
Amortization of deferred gain on sale/leaseback transactions	(2,252)	(3,183)
Accrued interest on shareholder notes receivable	6,861	(15,820)
Impairment of shareholder note receivable	357,882	-
Non-cash cost of revenue for machines sold	39,411	-
Changes in operating assets and liabilities:		
Accounts receivable - trade	(24,579)	18,993
Inventory	(3,122)	(14,324)
Prepaid expenses and other	(4,062)	(16,423)
Accounts payable	(24,613)	(10,351)
Accrued liabilities	41,201	62,518
Deferred revenue	52,250	18,300
Deferred officers' compensation	15,510	8,913
Customer deposits	5,000	15,261
Net cash provided (used in) operating activities	2,003	(205,425)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Purchases of equipment	-	(23,747)
Transfer of equipment to inventory	-	-
Net cash used in investing activities	-	(23,747)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Payments on capital lease obligations	(8,293)	(11,501)
Proceeds from issuance of common stock	-	249,316
Advances from officers	(208)	39,374
Payments on advances from officers	-	(28,086)
Payments on long-term debt	-	(9,693)
Payments of notes payable	(28,683)	(10,430)
Net cash provided (used) by financing activities	(37,184)	228,980
DECREASE IN CASH AND CASH EQUIVALENTS	(35,181)	(192)
CASH AND CASH EQUIVALENTS		
Beginning of period	35,529	3,677
End of period	$ 348	$ 3,485
SUPPLEMENTAL CASH FLOW DISCLOSURE:		
Interest paid	$ 11,079	$ 12,931
Income taxes paid	$ -	$ -
NON-CASH INVESTING AND FINANCING TRANSACTIONS		
Stock options issued as compensation	$ 70,200	$ 439,040
Shareholder notes receivable cancelled and shares returned	$ 141,550	$ -
Common stock and warrants issued for goods and services	$ -	$ 279,712
Equipment contributed in exchange for reduction of officer advances	$ -	$ 34,825
Equipment transferred to inventory (net)	$ 39,411	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 3004

(Unaudited)

Note 1 - Basis of Presentation of Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of Universal Ice Blast, Inc. (together with its wholly-owned subsidiary, the “Company”)  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's December 31, 2003 Annual Report on Form 10-KSB.

 In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.

The Company has developed a line of machines that utilize ice (plain H\\2\\O) as a blast cleaning/stripping medium. The Company's patented Ice Blast technology has a wide range of potential applications in precision cleaning, industrial cleaning and environmental cleaning.  The Company rents ice-blasting equipment and performs ice-blasting services for customers throughout the United States, and in 2004 began licensing distribution and manufacturing rights of Ice Blast technology and know-how. The Company markets and sells ice-blasting equipment to North America, Europe Asia and Australia.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating approximately $7,679,000.  The Company had a working capital deficit of $927,000 and a stockholders’ deficit of $1,155,000 at March 31, 2004.

The Company is actively pursuing marketing arrangements for its products in the precision, environmental and industrial cleaning markets.  The Company has changed its business strategy from that of manufacturer of ice blast systems to that of licensor, thereby licensing the rights to build and sell ice blast products to others, including competitors of the Company.  The result of this change in the business model is to reduce the requirement for working capital and improve cash flows and profitability through reduction of administrative, indirect manufacturing costs and marketing costs.

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

Note 2 –Summary of Significant Accounting Policies

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

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 3004

(Unaudited)

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  The Company accounts for stock-based compensation to employees using the intrinsic value method, whereby compensation cost is recognized when the exercise price at the date of grant is less than the fair market value of the Company's common stock. The Company discloses the proforma effect of compensation cost based on the fair value method for determining compensation cost. The value of stock-based compensation awarded to non-employees is determined using the fair value method. Compensation cost is recognized over the service or vesting period.  If the compensation cost for stock options granted to employees had been determined using the fair value method, the proforma net loss and proforma net loss per share would not have differed from amounts reported.

Computation of Net Loss per Share - Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and warrants and have been excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.  Shares omitted from the computation of net loss per share due to their anti-dilutive effect approximated 822,000 and 7,943,000 for the quarters ended March 31, 2004 and 2003, respectively.  A summary of the shares used to compute net loss per share is as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average common shares used to compute
basic net loss per share	76,088,773	46,617,321
Effect of dilutive securities	-	-
Weighted average common shares used to compute
Diluted net loss per share	76,088,773	46,617,321

Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.  The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped.  Sales for the three month periods ended March 31, 2004 and 2003 included approximately $103,000 and $17,000, respectively, to customers located outside the United States.

Income taxes – No provision or benefit for income taxes has been recorded for periods presented due to losses incurred.  A valuation allowance has been recorded against deferred tax assets primarily relating to operating loss carryforwards, as it has not been determined that it is more likely than not that these deferred tax assets will be realized.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 3004

(Unaudited)

Note 3 –Equipment

During the three months ended March 31, 2004, the Company sold four Ice Blast machines previously included in equipment in the Company’s consolidated balance sheet.  The cost of $175,348 and accumulated depreciation of $135,937 having a net book value for these machines of $39,411, which was removed from equipment accounts and recognized as cost of sales for machines sold.

Note 4 - Common Stock and Stock Options

During the three months ended March 31, 2004, the Company issued 4,290,000 shares of common stock to four employees for services received.  The Company computed the number of common shares issued in these transactions based on the fair value of services received and the estimated fair value of the Company’s common stock on the dates of issuance averaged $0.016.  These shares are subject to a subsequent S-8 registration by the Company. The Company is also correcting the prior years S-8 registration for clerical errors which resulted in approximately 10,000,000 shares being issued but not effectively registered.

The Company has a stock option plan under which employees, consultants and others may be awarded incentive or non-statutory stock options. The plan authorizes the grant of options for the purchase of up to 6 million shares of common stock. At December 31, 2003, options outstanding, all of which were non-statutory, totaled 821,667, substantially all of which were exercisable.   No options have been granted during 2004.

Note 5 – Shareholder Notes Receivable

During 2001, the Company’s board of directors approved and the Company made loans to officers and employees to assist them in purchasing the Company’s common stock.  These loans bear interest at an annual rate of 6.5% and are collateralized by a pledge of the purchased shares of Company common stock.  In connection with these notes, the Company retained as collateral a security interest in 7.85 million shares of common stock issued.  The principal is repayable five years from the date of the loans, with interest only payments required annually on or before December 31 of each year.  Shareholder notes receivable are presented in the accompanying consolidated balance sheet as a reduction in stockholders’ equity.

Effective March 31, 2004, the Company cancelled $141,550 of shareholders notes receivable, and related accrued interest income, from six employees or former employees in consideration for the return of the underlying 950,000 shares of Company common stock in which the Company had a security interest.

 The Company has a $514,050 note receivable from its former President, which was collateralized by the Company having an interest in the 3,450,000 shares purchased with the note receivable.  Management of the Company became aware that the underlying stock had been sold. The note receivable was transferred to other assets from the stockholders’ deficit section of the consolidated balance sheet as it is no longer collateralized by Company common stock.  The Company is pursuing collection of the note receivable and anticipates that a settlement arrangement will be agreed to in 2004, and that such agreement will include, among other things, an offset of advances payable and deferred officers compensation.  Included in other assets at March 31, 2004, are notes receivable of $514,050 and interest receivable of approximately $25,000, net of advances payable of approximately $70,000 and deferred officer compensation of $121,500, together having a total of approximately $348,000, before reduction for impairment.  On the basis of forecast cash flows considered probable of collection of this note receivable, the Company recorded a provision for impairment of notes receivable of approximately $358,000 during the three months ended March 31, 2004.

Note 6 – License Agreement

In January 2004, the Company entered into a five-year Marketing/Integration license agreement with a machine building company located on Ontario, Canada to exclusively market the Company’s products in Ontario to its customers and to utilize the Company’s technology and know-how to integrate the Company’s products with other products they offer.  The Company received $55,000 upon execution of the agreement and the agreement requires the Licensee to purchase an Ice Blast machine as part of the License Fee. In addition, the agreement requires the licensee to make certain minimum future annual purchases of Ice Blast products.  Pursuant to terms of the agreement, License Fees are subject to return in the event of early termination on a prorated basis.  Accordingly, amounts received for License Fees, which totaled $55,000 during the three months ended March 31, 2004, are recorded as deferred revenue and are recognized on a straight-line basis over the five year term.

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 3004

(Unaudited)

Note 7 – Commitments and Contingencies

In October, 2002, a lawsuit was brought against the Company by Systems Interface, Inc. (“Systems Interface”) which is one of the Company’s vendors, in King County Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  The Company entered into an agreement with the plaintiff under which the judgment is paid in monthly installments.  At December 31, 2003, the Company owed approximately $12,300 to this vendor, which was paid during the three months ended March 31, 2004.

In August of 2003 a lawsuit was brought against the Company and its founders in the Superior Court of Washington for King County by one of its Note holders for amounts due of $38,000 and for the 144 restrictions to be released on 575,000 shares that was previously issued to Mr. Cox so as to allow these shares to become freely tradeable.  In the first quarter of 2004, a judgment was entered against the Company for $38,000, due to the Note Holder. The Company has reached a settlement plan with the Note Holder wherein the obligation should be repaid by December 2004.  The unregistered shares issue is subject to an ongoing lawsuit.

Other vendors of the Company have threatened to bring legal action and some have filed lawsuits for payment of overdue amounts, in addition to the Systems Interface lawsuit.  The company has settled some of these suits, worked out payment plans, or is negotiating payment plans.  Of the amounts settled, all were settled for the liability previously recorded by the Company.  The Company is working to resolve these issues.  In the opinion of management, all reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s March 31, 2004 consolidated financial statements.

Note 8 – Subsequent Events

Subsequent to March 31, 2004, the Company issued 600,000 shares of its common stock to a consultant  for services.  Shares were considered to have an estimated fair value per share of $0.029.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB (the “Quarterly Report”) and with the Company’s consolidated annual financial statements and management’s discussion and analysis included in the Company’s December 31, 2003 Annual report on Form 10-KSB (the “Annual Report”).

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

Overview - The Company reports its revenues as sales of machines and accessories, or product sales, and as services and rental income. Services and rental income includes primarily cleaning services and income from the renting of equipment to customers who have not yet purchased Company equipment. Typically, the Company performs services at customer locations and receives rental income for equipment use and fees for time incurred. As the cost of monthly rental is significantly less than the purchase price of a machine, rentals have a much lower customer pricing hurdle to overcome and accordingly may be closed with a relatively higher frequency. Further, follow-on rentals are similarly more common and provide the basis for expectation of future revenues from the same customers. The Company has customers in industries including  precision cleaning (automotive  deburring applications), environmental cleaning (lead paint or asbestos removal), and industrial cleaning (marine cleaning), which are located in various locations throughout the United States (including New York, Ohio, Hawaii and Washington) and the world (including Canada, Holland, Japan and Australia).

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

The Company has changed its business model during 2004 to a licensing strategy in the form of Marketing/Integration licenses and Manufacturing Licenses. The Company entered into five-year Market/Integration license agreement in January 2004 with a machine building company located in Ontario Canada to exclusively market the Company's products in Ontario to its customers and to utilize the Company's technology and know-how to integrate the Company's products with other products they offer.  The Company received approximately $55,000 upon execution of the agreement and is to receive an additional $70,000 upon the sale of an ice blast machine. In addition, the agreement requires the company to make certain minimum future annual purchases of Ice Blast products. The benefits of licensing to marketing/integrators, includes relying on their core competency of machine building and total system integration with all automotive companies and their marketing and other relationships with these clients. The benefits of obtaining licensees to manufacture the Company’s proprietary equipment are a reduction in cost and improvement in build quality. It is expected that the benefits will improve margins and provide a faster sales cycle.

Critical Accounting Policies -The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Universal Ice Blast include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as the preparation of the financial statements on a going concern basis.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

During the three months ended March 31, 2004, revenues increased to $147,000 as compared to $33,000 for the three months ended March 31, 2003. First quarter 2004 sales of machines and accessories increased to $120,000 for four machines from $8,000 during the comparable prior year period when no machines were sold.  Service and rental income remained approximately the same with $24,000 and $25,000 during the three months ended March 31, 2004 and 2003, respectively.

Gross profit increased to $92,000 during the three months ended March 31, 2004 from $5,000 during the comparable prior year period.   As a percent of sales, gross profit increased to 62% during the three months ended March 31, 2004 as compared to 16% during the comparable period of 2003. Gross profits from sales of machines and accessories was $77,000 or 64% of revenue during the three months ended March 31, 2004 as compared to $3,499 or 44%, due primarily to the fact that four machines were sold during the 2004 period and no machines were sold during the 2003 period. Gross profits from services and rental income increased to $12,000 or 48% of revenue during the three months ended March 31, 2004 as compared to $2,000 or 8% during comparable period of 2003.

Professional fees decreased to $40,000 for the three months ended March 31, 2004 from $713,000 for the comparative prior year period.  Substantially all of 2003 expense consisted of stock-based compensation expense recorded in connection with issuances of equity securities to financial advisors.  No such expenses have been incurred during 2004.

For the three months ended March 31, 2004, general and administrative expense decreased 9% to $204,000 from $224,000 during the comparable period of 2003, primarily due to reduced compensation costs.

Research and development expenses decreased 44% to $18,000 during the three months ended March 31, 2004 as compared to $41,000 during the comparable period of 2003, primarily the result of reduced compensation costs in 2004 as compared to 2003 when Ford related research and development activities were ongoing.

Selling and marketing expenses decreased to $3,000 for the three months ended March 31, 2004 as compared to $39,000 for the comparable 2003 period.  The decrease in selling and marketing expenses is attributable primarily to reduction in travel related to work with Ford in 2003.

The Company’s operating losses decreased to $174,000 for the three months ended March 31, 2004 as compared to $1,012,000 for the comparable 2003 period.  The decrease was primarily the result of the increase in gross profit of $86,000 and decrease in professional fees of $673,000. Management anticipates incurring additional future operating losses through the remainder of 2004.

During the quarter ended March 31, 2003, the Company recorded interest income in the amount of $19,000 in connection with Shareholder notes receivable. The Company has since ceased accruing interest income on these notes receivable.

The Company has a $514,050 note receivable from its former President, which was collateralized by the Company having an interest in the 3,450,000 shares purchased with the note receivable.  Management of the Company became aware that the underlying stock had been sold. The Company is pursuing collection of the note receivable and anticipates that a settlement arrangement will be agreed to in 2004, and that such agreement will include, among other things, an offset of advances payable and deferred officers compensation.  Included in other assets at March 31, 2004, are notes receivable of $514,050 and interest receivable of approximately $25,000, net of advances payable of approximately $70,000 and deferred officer compensation of $121,500, together having a total of approximately $348,000, before reduction for impairment.  On the basis of forecast cash flows considered probable of collection of this note receivable, the Company recorded a provision for impairment of notes receivable of approximately $358,000 during the three months ended March 31, 2004.

Interest expense decreased to $8,000 for the three months ended March 31, 2004 as compared to $18,000 for the comparable prior year period. This decrease is primarily the result of repayments on debt and leases.

Financial Condition, Liquidity and Capital Resources

The Company’s working capital deficit was $ 927,000 and its stockholders’ deficit was $ 1,155,000 at March 31, 2004.  As of March 31, 2004, the Company had cash and cash equivalents of $348. During the three months ended March 31, 2004, operating activities provided cash of $2,000 as compared using cash of $205,000 during the comparative 2003 period. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, as well as depreciation, amortization and other non- cash charges, such as the issuance of stock in exchange for goods and services. The Company used cash of $24,000 for capital expenditures during the three months ended March 31, 2003 as compared to no capital expenditures for 2004. The Company has no significant commitments for future purchases of capital assets.

Financing activities used cash of $37,000 during the three months ended March 31, 2004 as compared to providing cash of $229,000 during the comparative period of 2003. Cash has been provided primarily from sale of Company Common Stock and the issuance of notes payable to lenders. Sales of Common Stock provided $0 and $249,000 during the three months ended March 31, 2004 and 2003, respectively. Repayments on notes payable for 2004 was $29,000 and $10,000 in 2003. Payments on capital lease obligations used cash of $8,000 and $12,000 in 2004 and 2003, respectively. Long-term debt repayments were $0 and $10,000 in 2004 as compared to 2003. The Company used to borrow and repay, on a revolving basis, cash advances from its two founders and officers. Repayments were $28,000 during 2003.

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

Item 3. Controls and Procedures

The Company's Chief Executive and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004.  Based upon this evaluation, he concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there was no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Certain other vendors have threatened to bring legal action for payment of overdue amounts. In addition to the Systems Interface lawsuit, four additional suits have been filed, two of which were settled during the year ended December 31, 2003 for the amount of the liability previously recorded by the Company. The Company is working to resolve these issues. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s December 31, 2003 financial statements.

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

In November 2003, a lawsuit was brought against the Company and Sam Visaisouk by Patriot Commercial Leasing Company (Patriot Leasing) in the Superior Court of Washington For King County. Patriot Leasing sought a judgment for amounts payable by the Company for equipment leases provided to the Company. A judgment was entered against the Company for $23,240.46 on December 11, 2003 and a Writ of Garnishment was entered against the Company on March 17, 2004 claiming additional interest for the period of December 11 2003 until April 16, 2004, against the Company for a total judgment amount of $25,005.16. The Company has made payments of $16,470 through a garnishment and is negotiating payment terms for the balance due.

Item 2. Changes in Securities

During the three months ended March 31, 2004, the Company issued 4,290,000 shares of common stock to four employees for services received.

Item 6. Exhibits and Reports on From 8K.

 (a) Exhibits –

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8K.  No reports on Form 8-K were filed by the Company during the quarter ended March  31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL ICE BLAST, INC.

By:

/s/   Rory Clarke

Rory Clarke, Chief Executive Officer and

Chief Financial Officer

May 20, 2004