Form 10QSB
period 2004-06-30
UNIVERSAL ICE BLAST INC
filed 2004-08-16
CIK 1067530

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  86,891,430 at August 2, 2004.

Traditional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Universal Ice Blast, Inc.

June 30, 2004 Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure about Market Risk	15

Part II – Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities	15

Item 3. Defaults Upon senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	15

Signature Page	16

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNIVERSAL ICE BLAST, INC. CONSOLIDATED BALANCE SHEETS
	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,373	$ 35,529
Accounts receivable - trade	115,851	5,500
Interest receivable on shareholder notes	50,029	56,844
Inventory	64,434	2,386
Prepaid expenses and other	5,904	-

Total current assets	237,591	100,259
EQUIPMENT, net	106,292	136,625
OTHER ASSETS	9,872	9,825
	$ 353,755	$ 246,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 322,727	$ 346,627
Notes payable	138,310	183,832
Accrued liabilities	388,227	352,291
Customer deposits	5,000	-
Advances from officers	-	69,867
Deferred revenue	206,827	-
Current portion of capital lease obligations and long-term debt	101,584	114,532
Total current liabilities	1,162,675	1,067,149
LONG-TERM LIABILITIES
Long-term debt, net of current portion	36,059	48,827
Deferred gains from sale/leasebacks	49,500	3,431
Deferred officers' compensation	237,606	327,019
Commitments and contingencies	-	-
Total long-term liabilities	323,165	379,277
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 86,192,672 and 74,528,773 shares issued and outstanding in 2004 and 2003,
respectively	86,193	74,529
Additional paid-in capital	7,006,898	6,885,563
Shareholder notes receivable	(514,050)	(1,169,650)
Stock options and warrants	148,577	148,577
Accumulated deficit	(7,859,703)	(7,138,736)
Total stockholders' deficit	(1,132,085)	(1,199,717)
	$ 353,755	$ 246,709

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE
Sales of machines and accessories	$ 5,078	$ 13,592	$ 124,830	$ 21,493
Service and rental income	35,810	88,853	59,960	113,931
License fees	2,750	-	5,500	-
TOTAL REVENUE	43,638	102,445	190,290	135,424

COST OF REVENUE
Machines and accessories	3,288	606	18,418	5,008
Service and rental	10,082	38,329	22,688	61,493
	13,370	38,935	41,106	66,501
GROSS PROFIT	30,268	63,510	149,184	68,923

OPERATING EXPENSES
Professional fees	123,062	(157,696)	163,231	555,794
General and administrative	36,319	219,303	240,444	443,697
Research and development	77,472	47,818	95,649	88,893
Selling and marketing	30,300	57,090	33,485	96,091
TOTAL EXPENSES	267,153	166,515	532,809	1,184,475

LOSS FROM OPERATIONS	(236,885)	(103,005)	(383,625)	(1,115,552)

OTHER INCOME (EXPENSE)
Interest income	25,037	18,954	25,037	37,854
Interest expense	(6,318)	(21,109)	(14,149)	(38,664)
Impairment of shareholder note receivable	3,643	-	(354,239)	-
Gain on sale of assets	-	-	6,009	-
TOTAL OTHER INCOME (EXPENSE)	22,362	(2,155)	(337,342)	(810)

LOSS BEFORE PROVISION FOR INCOME TAXES	(214,523)	(105,160)	(720,967)	(1,116,362)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (214,523)	$ (105,160)	$ (720,967)	$ (1,116,362)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER-SHARE CALCULATION	78,483,439	52,657,079	77,874,773	49,637,200

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Six Months Ended June 30, 2004
(Unaudited)

					Stock
			Additional	Shareholder	Options
	Common Stock		Paid-in	Notes	and	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
BALANCE, December 31, 2003	74,528,773	$ 74,529	$ 6,885,563	$ (1,169,650)	$148,577	$ (7,138,736)	$(1,199,717)

Common stock issued for cash	2,350,000	2,350	53,250	-	-	-	55,600

Shares and warrants issued to consultants providing services to the company	4,302,899	4,303	102,671	-	-	-	106,974

Note receivable transferred to other asset	-	-	-	514,050	-	-	514,050

Shares returned and cancelled upon cancellation of shareholder notes receivable	(950,000)	(950)	(140,600)	141,550	-	-	-

Common stock issued to employees as compensation	5,961,000	5,961	106,014	-	-	-	111,975

Net loss	-	-	-	-	-	(720,967)	(720,967)

BALANCE, June 30, 2004	86,192,672	$ 86,193	$7,006,898	$ (514,050)	$148,577	$ (7,859,703)	$(1,132,085)

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (720,967)	$ (1,116,362)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24,324	46,371
Common stock and warrants issued for goods and services	106,974	545,343
Stock options issued as compensation	-	232,830
Common stock issued to employees as compensation	111,975	-
Amortization of deferred gain on sale/leaseback transactions	(3,431)	(6,366)
Accrued interest on shareholder notes receivable	(18,176)	(34,776)
Impairment of shareholder note receivable	354,239	-
Gain on sale of assets	6,009	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(110,351)	(3,004)
Inventory	(62,048)	(11,180)
Prepaid expenses and other	(5,951)	(13,873)
Accounts payable	(20,257)	(41,240)
Accrued liabilities	25,936	131,896
Deferred revenue	256,327	(6,700)
Deferred officers' compensation	32,087	33,134
Customer deposits	5,000	15,261
Net cash used by operating activities	(18,310)	(228,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(23,747)
Net cash used by investing activities	-	(23,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(25,716)	(27,966)
Proceeds from issuance of common stock	55,600	299,462
Advances from officers	-	42,884
Payments on advances from officers	(208)	(33,794)
Payments on long-term debt	-	(9,692)
Payments of notes payable	(45,522)	(20,874)
Net cash provided (used) by financing activities	(15,846)	250,020
DECREASE IN CASH AND CASH EQUIVALENTS	(34,156)	(2,393)
CASH AND CASH EQUIVALENTS
Beginning of period	35,529	3,677
End of period	$ 1,373	$ 1,284

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$ 9,997	$ 26,003

Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Stock options issued as compensation	$ -	$ 232,830
Shareholder notes receivable to be cancelled and shares to be returned	$ 141,550	$ -
Common stock and warrants issued for goods and services	$ -	$ 545,353
Equipment contributed in exchange for reduction of officer advances	$ -	$ 34,825
Equipment transferred to inventory (net)	$ 6,009	$ -

The accompanying condensed notes are an integral part of these consolidated financial statements

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 3004

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

 In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2004 are not necessarily representative of operating results to be expected for the entire fiscal year.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception in 1995, the Company has accumulated losses aggregating approximately $7,860,000.  The Company had a working capital deficit of $925,000 and a stockholders’ deficit of $1,132,000 at June 30, 2004.

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

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 3004

(Unaudited)

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

Computation of Net Loss per Share - Basic earnings per share is computed by dividing the net earnings available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and warrants and have been excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.  Shares omitted from the computation of net loss per share due to their anti-dilutive effect approximated 672,000 and 3,148,000 for the six months ended June 30, 2004 and 2003, respectively.  A summary of the shares used to compute net loss per share is as follows:

	Six Months Ended June 30,
	2004	2003
Weighted average common shares used to compute
basic net loss per share	77,874,773	49,637,200

Effect of dilutive securities	-	-
Weighted average common shares used to compute
Diluted net loss per share	77,874,773	49,637,200

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 3004

(Unaudited)

Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company has determined that it operates in one segment.  The Company attributes sales to customers in individual foreign countries based on the location where the product was shipped.  Sales for the six month periods ended June 30, 2004 and 2003 included approximately $103,000 and $17,000 respectively, to customers located outside the United States.

Income taxes – No provision or benefit for income taxes has been recorded for periods presented due to losses incurred.  A valuation allowance has been recorded against deferred tax assets primarily relating to operating loss carryforwards, as it has not been determined that it is more likely than not that these deferred tax assets will be realized.

Note 3 –Equipment

During the six months ended June 30, 2004, the Company sold four Ice Blast machines previously included in equipment in the Company’s consolidated balance sheet.  The cost of $175,348 and accumulated depreciation of $169,339 having a net book value for these machines of $6,009, which was removed from equipment accounts and recognized as cost of sales for machines sold. Originally, as of March 31, 2004, the Company had over reported gain by $33,402 which was subsequently corrected to the March 31, 2004 period.

Note 4 - Common Stock and Stock Options

During the six months ended June 30, 2004, the Company issued 5,961,000 shares of common stock to five employees for services received.  An additional 4,303,000 shares were issued to two consultants in exchange for research and development and financial advisory services.  The Company computed the number of common shares issued in these transactions based on the fair value of services received and the estimated fair value of the Company’s common stock on the dates of issuance. Such prices averaged $0.019 for shares issue to employees and $0.025 for shares issued to consultants. These shares were registered in a form S-8 registration statement filed by the Company.

The Company has a stock option plan (“the 1999 Stock Plan”) under which employees, consultants and others may be awarded incentive or non-statutory stock options.  At December 31, 2003, options outstanding, all of which were non-statutory, totaled 821,667.  No new options were granted to employees during the six months ended June 30, 2004.

The Company has also implemented a stock compensation plan (“the 2002 Stock Compensation Plan”) in order to provide the Company with a means of compensating selected key employees, officers, directors and consultants for their services rendered to the Company.  No options were outstanding under this plan at December 31, 2003.  During the six months ended June 30, 2004, the Company issued options to purchase 2,000,000 shares of its common stock to one consultant. All options granted during this period were exercised in exchange for cash proceeds of $47,550.

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

UNIVERSAL ICE BLAST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 3004

(Unaudited)

The Company has a $514,050 note receivable from its former President, which was collateralized by the Company having an interest in the 3,450,000 shares purchased with the note receivable.  Management of the Company became aware that the underlying stock had been sold. The note receivable was transferred to other assets from the stockholders’ deficit section of the consolidated balance sheet as it is no longer collateralized by Company common stock.  The Company is pursuing collection of the note receivable and anticipates that a settlement arrangement will be agreed to and that such agreement will include, among other things, an offset of advances payable and deferred officers compensation. In July 2004, management of the Company became aware that the former President had filed for protection under Chapter 7 of the US federal bankruptcy statutes. Included in other assets at June 30, 2004, are notes receivable of $514,050 and interest receivable of approximately $25,000, net of advances payable of approximately $70,000 and deferred officer compensation of $121,500, together having a total of approximately $348,000, before reduction for impairment.  On the basis of forecast cash flows considered probable of collection of this note receivable, the Company recorded a provision for impairment of notes receivable of approximately $354,000 during the six months ended June 30, 2004.

Note 6 – License Agreement

In January 2004, the Company entered into a five-year Marketing/Integration license agreement with a machine building company located on Ontario, Canada to exclusively market the Company’s products in Ontario to its customers and to utilize the Company’s technology and know-how to integrate the Company’s products with other products they offer.  The Company received $55,000 upon execution of the agreement and the agreement requires the Licensee to purchase an Ice Blast machine as part of the License Fee. In addition, the agreement requires the licensee to make certain minimum future annual purchases of Ice Blast products.  Pursuant to terms of the agreement, License Fees are subject to return in the event of early termination on a prorated basis.  Accordingly, amounts received for License Fees, which totaled $55,000 during the six months ended June 30, 2004, are recorded as deferred revenue and are recognized on a straight-line basis over the five year term.

Note 7 – Commitments and Contingencies

In October, 2002, a lawsuit was brought against the Company by Systems Interface, Inc. (“Systems Interface”) which is one of the Company’s vendors, in King County Superior Court.  Systems Interface sought judgment for amounts payable by the Company for goods and services the plaintiff provided to the Company in 2001.  A judgment was entered against the Company in the amount of $75,454.  The Company entered into an agreement with the plaintiff under which the judgment is paid in monthly installments.  At December 31, 2003, the Company owed approximately $12,300 to this vendor, which was paid during the six months ended June 30, 2004.

In August of 2003 a lawsuit was brought against the Company and its founders in the Superior Court of Washington for King County by one of its Note holders for amounts due of $38,000 and for the 144 restrictions to be released on 575,000 shares that was previously issued to the Note Holder so as to allow these shares to become freely tradeable.  In the first six months of 2004, a judgment was entered against the Company for $38,000, due to the Note Holder. The Company has reached a settlement plan with the Note Holder wherein the obligation should be repaid by December 2004.  The unregistered shares issue is subject to an ongoing lawsuit.

Other vendors of the Company have threatened to bring legal action and some have filed lawsuits for payment of overdue amounts, in addition to the Systems Interface lawsuit.  The company has settled some of these suits, worked out payment plans, or is negotiating payment plans.  Of the amounts settled, all were settled for the liability previously recorded by the Company.  The Company is working to resolve these issues.  In the opinion of management, all reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s June 30, 2004 consolidated financial statements.

Note 8 – Subsequent Events

Subsequent to June 30, 2004, the Company issued approximately 699,000 shares of its common stock through private placements under Section 4(2) of the Securities Act in the aggregate amount of $22,500 to a consultant.  All shares were issued by the exercise of options granted through the Company’s 2002 Stock Compensation Plan.

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

Critical Accounting Policies - The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Universal Ice Blast include revenue recognition, accounting for research and development costs, and accounting for stock compensation expense, as well as the preparation of the financial statements on a going concern basis.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30,, 2003

During the three months ended June 30, 2004, revenues decreased to $44,000 as compared to $102,000 for the three months ended June 30, 2003. Second quarter 2004 sales of machines and accessories decreased to $5,000 from $14,000 during the comparable prior year period.   Service and rental income decreased approximately $53,000 to $36,000 compared to $89,000 in the second quarter of 2003.  No machines were sold during either period and revenues represent sales of miscellaneous accessories and rental revenue.

Gross profit decreased to $30,000 for the three months ended June 30, 2004 from $64,000 for the comparable 2003 period due primarily to the reduction in service and rental income. During the second quarter of 2004, the Company revised its estimate of the cost of goods sold for four machines sold during the quarter ended March 31, 2004 such that cost of goods sold for the six months ended June 30, 2004 included a reduction of approximately $33,000 for the correction of assets assigned to these sales as of March 31, 2004. Gross profits from services and rental income decreased to $26,000 or 72% of revenue during the three months ended June 30, 2004 as compared to $50,000 or 57% during comparable period of 2003.  Service and rental volumes were reduced in 2004, however a higher mark-up was achieved on the services provided.

Professional fees increased to $123,000 for the three months ended June 30, 2004 from a credit of $158,000 for the comparative prior year period.  Approximately $88,000 of the 2004 expense consisted of stock-based compensation expense recorded in connection with issuances of equity securities to financial advisors. During the second quarter of 2003, the Company’s Board of Directors cancelled approximately 4.4 million shares of common stock previously issued to consultants.  As a result, approximately $239,000 of expense recorded in the first quarter of 2003 was reversed in the second quarter, thereby generating a net credit in second quarter 2003 professional fees.

For the three months ended June 30, 2004, general and administrative expense decreased 84% to $36,000 from $219,000 during the comparable period of 2003, primarily due to reduced compensation costs.

Research and development expenses increased 64% to $77,000 during the three months ended June 30, 2004 as compared to $48,000 during the comparable period of 2003, primarily as a result of the Company’s increased use of research consultants during 2004.

Selling and marketing expenses decreased to $30,000 for the three months ended June 30, 2004 as compared to $57,000 for the comparable 2003 period.  The decrease in selling and marketing expenses is attributable primarily to reduction in travel related to work with Ford in 2003.

The Company’s operating losses increased to $203,000 for the three months ended June 30, 2004 as compared to $103,000 for the comparable 2003 period.  The increase was primarily the result of the effect of the reversal of professional fees un the second quarter of 2003 which reduced the 2003 operating loss by approximately $239,000. Management anticipates incurring additional future operating losses through the remainder of 2004.

During the quarters ended June 30, 2004, and 2003, the Company recorded interest income in the amount of $25,000 and $19,000, respectively in connection with Shareholder notes receivable.  The 2004 interest relates only to interest receivable from the Company’s Chief executive Officer in the aggregate amount of approximately $514,000.

Interest expense decreased to $6,000 for the three months ended June 30, 2004 as compared to $21,000 for the comparable prior year period. This decrease is primarily the result of repayments on debt and leases.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

During the six months ended June 30, 2004, revenues increased to $190,000 as compared to $135,000 for the six months ended June 30, 2003. The increase relates to the sale of four machines during 2004 as opposed to the comparable 2003 period when no machines were sold, offset by a decrease in service and rental income.

Gross profit increased to 125% to $155,000 for the six months ended June 30, 2004 from $69,000 in 2003.   As a percent of sales, gross profit increased to 82% during the six months ended June 30, 2004 as compared to 51% during the comparable period of 2003. Gross profits on machine and accessory sales were $112,000 or 90% of revenues during 2004 to compared to $16,000 or 77% in 2003.  The increase relates to the fact that the four machines sold in 2004 were transferred from fixed assets and carried a net book value of approximately $6,000, thereby generating a profit of over $100,000. Gross profits from services and rental income decreased to $37,000 or 62% of revenue during the six months ended June 30, 2004 as compared to $52,000 or 46% during comparable period of 2003. Service and rental volumes were reduced in 2004, however a higher mark-up was achieved on the services provided

Professional fees decreased 71% to $163,000 for the six months ended June 30, 2004 from $556,000 for the comparative prior year period.  Substantially all of the 2003 expense consisted of stock-based compensation expense recorded in connection with the issuance of equity securities to financial advisers.  The Company employed fewer consulting services during 2004.

For the three months ended June 30, 2004, general and administrative expense decreased 46% to $240,000 from $444,000 during the comparable period of 2003, primarily due to reduced compensation costs.

Research and development expenses increased 8% to $96,000 during the six months ended June 30, 2004 as compared to $89,000 during the comparable period of 2003, primarily the result of the Company’s increased use of research consultants during 2004.

Selling and marketing expenses decreased to $33,000 for the six months ended June 30, 2004 as compared to $96,000 for the comparable 2003 period.  The decrease in selling and marketing expenses is attributable primarily to reduction in travel related to work with Ford in 2003.

The Company’s operating losses decreased to $378,000 for the six months ended June 30, 2004 as compared to $1,115,000 for the comparable 2003 period.  The decrease was primarily the result of the $87,000 increase in gross profits due to the 2004 machine sales offset by reductions in professional fees and general and administrative costs.  Management anticipates incurring additional future operating losses through the remainder of 2004.

During the six month periods ended June 30, 2004, and 2003, the Company recorded interest income in the amount of $25,000 and $38,000, respectively in connection with Shareholder notes receivable.  The 2004 interest relates only to interest receivable from the Company’s Chief executive Officer in the aggregate amount of approximately $514,000.

The Company has a $514,050 note receivable from its former President, which was collateralized by the Company having an interest in the 3,450,000 shares purchased with the note receivable.  Management of the Company became aware that the underlying stock had been sold. The Company is pursuing collection of the note receivable and anticipates that a settlement arrangement will be agreed to in 2004, and that such agreement will include, among other things, an offset of advances payable and deferred officers compensation.  Included in other assets at June 30, 2004, are notes receivable of $514,050 and interest receivable of approximately $25,000, net of advances payable of approximately $70,000 and deferred officer compensation of $121,500, together having a total of approximately $348,000, before reduction for impairment.  On the basis of forecast cash flows considered probable of collection of this note receivable, the Company recorded a provision for impairment of notes receivable of approximately $354,000 during the six months ended June 30, 2004.

Interest expense decreased to $14,000 for the six months ended June 30,, 2004 as compared to $39,000 for the comparable prior year period. This decrease is primarily the result of repayments on debt and leases.

Financial Condition, Liquidity and Capital Resources

The Company’s working capital deficit was $ 925,000 and its stockholders’ deficit was $ 1,132,000 at June 30, 2004.  As of June 30, 2004, the Company had cash and cash equivalents of $1,373. During the six months ended June 30, 2004, operating activities used cash of $18,000 as compared using cash of $229,000 during the comparative 2003 period. Cash used by operating activities resulted primarily from the Company's net loss reduced by working capital movements, as well as depreciation, amortization and other non-cash charges, such as the issuance of stock in exchange for goods and services. The Company used cash of $24,000 for capital expenditures during the six months ended June 30, 2003 as compared to no capital expenditures for 2004. The Company has no significant commitments for future purchases of capital assets.

Financing activities used cash of $16,000 during the six months ended June 30, 2004 as compared to providing cash of $250,000 during the comparable period of 2003. Cash has been provided primarily from sale of Company Common Stock and the issuance of notes payable to lenders. Sales of Common Stock provided $56,000 and $299,000 during the six months ended June 30, 2004 and 2003, respectively. Repayments on notes payable for 2004 was $45,000 and $21,000 in 2003. Payments on capital lease obligations used cash of $26,000 and $28,000 in 2004 and 2003, respectively. Long-term debt repayments were $0 and $10,000 in 2004 as compared to 2003. The Company used to borrow and repay, on a revolving basis, cash advances from its two founders and officers. Repayments were $34,000 during 2003.

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

The revised business strategies reduces the cash demands that was required in prior years, however, it is still necessary that the Company raises sufficient capital to fund working capital needs, debt service and the cash flow deficits expected to be generated by future operating losses. Current cash balances, the realization of accounts receivable, cash received from the sale of common stock, and cash received from licensees upon entering into license agreements will not be sufficient to fund the Company's current business plan beyond the third quarter of 2004. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $300,000, to fund the Company's immediate liquidity needs. Management is currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations and commitments. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on the Company’s business, operating results and financial condition as well as its ability to service debt requirements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain other vendors have threatened to bring legal action for payment of overdue amounts. In addition to the Systems Interface lawsuit, four additional suits have been filed, two of which were settled during the year ended December 31, 2003 for the amount of the liability previously recorded by the Company. The Company is working to resolve these issues. All reasonable amounts relating to these past due and disputed liabilities have been accrued in the Company’s June 30, 2004 financial statements.

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

In November 2003, a lawsuit was brought against the Company and Sam Visaisouk by Patriot Commercial Leasing Company (Patriot Leasing) in the Superior Court of Washington For King County. Patriot Leasing sought a judgment for amounts payable by the Company for equipment leases provided to the Company. A judgment was entered against the Company for $23,240 on December 11, 2003 and a Writ of Garnishment was entered against the Company on March 17, 2004 claiming additional interest for the period of December 11 2003 until April 16, 2004, against the Company for a total judgment amount of $25,005. During the six months ended June 30, 2004, the Company made the final payment required under this judgment .

Item 2. Changes in Securities

During the six months ended June 30, 2004, the Company issued 5,961,000 shares of common stock to five employees for services received.  An additional 4,303,000 shares were issued to two consultants in exchange for research and development and financial advisory services.

Item 6. Exhibits and Reports on From 8K.

(a) Exhibits –

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8K.  No reports on Form 8-K were filed by the Company during the six months ended June 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Ice Blast, Inc.

By:

/s/   Rory Clarke

Rory Clarke, Chief Executive Officer and

Chief Financial Officer

August 16, 2004